Form 10-Q
period 2011-03-31
PUB CRAWL HOLDINGS, INC.
filed 2011-05-13
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-169818

PUB CRAWL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2758155
(State of incorporation)	(I.R.S. Employer Identification No.)

802 Sunset Court

San Diego, CA 92109

(Address of principal executive offices)

(619) 508-9000

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(Not required)  Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of May 13, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PUB CRAWL HOLDINGS, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pub Crawl Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company," refers to Pub Crawl Holdings, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

March 31, 2011 (unaudited) and June 30, 2010

Financial Statement Index

Consolidated Balance Sheets (unaudited)	4

Consolidated Statements of Operations (unaudited)	5

Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	March 31, 2011 $	June 30, 2010 $

ASSETS

Cash	3,503	67,155

Total Assets	3,503	67,155

LIABILITIES

Current Liabilities

Accounts Payable	16,500	139
Accrued Liabilities	16,390	760
Loan Payable	75,000	75,000

Total Liabilities	107,890	75,899

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(5,000)	(5,000)

Accumulated Deficit during the Development Stage	(104,387)	(8,744)

Total Stockholders’ Deficit	(104,387)	(8,744)

Total Liabilities and Stockholders’ Deficit	3,503	67,155

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to March 31, 2011 $

Revenues	3,033	5,051	5,416

Operating Expenses

Commissions	1,184	1,184	1,184
Consulting	–	20,000	20,000
General and administrative	1,372	4,880	13,229
Management fees	3,000	9,000	9,000
Professional fees	14,250	60,000	60,000
Interest expense	1,849	5,630	6,390

Total Operating Expenses	21,655	100,694	109,803

Net Loss	(18,622)	(95,643)	(104,387)
Net Earnings per Share – Basic and Diluted	–	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Cashflows

(unaudited)

	For the Nine Months Ended March 31, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to March 31, 2011 $

Operating Activities

Net loss for the period	(95,643)	(104,387)

Changes in operating assets and liabilities:

Accounts payable	16,361	24,545
Accrued liabilities	15,630	16,390

Net Cash Provided By (Used In) Operating Activities	(63,652)	(63,452)

Investing Activities

Cash received from acquisition	–	66,955

Net Cash Provided by Investing Activities	–	66,955

Increase (decrease) in Cash	(63,652)	3,503

Cash – Beginning of Period	67,155	–

Cash – End of Period	3,503	3,503

Supplemental Disclosures

Interest paid	–	–
Income tax paid	$–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine month period ended March 31, 2011, the Company has recognized revenue of $5,051, and has a working capital deficit and accumulated deficit of $104,387. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The financial statements include the accounts of the Company and its subsidiary, PubCrawl, a limited liability company in California.  All significant intercompany transactions have been eliminated as part of the consolidation.  The Company’s fiscal year end is June 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2011 and June 30, 2010, the Company had no cash equivalents.

e)

Revenue Recognition

The Company recognizes revenue from advertising sales through various bars and restaurants.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2011, the Company had no potentially dilutive shares.

g)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)  Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)

Recent Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Acquisition of PB PubCrawl.com

Pub Crawl Holdings, Inc. was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com, LLC (“PubCrawl”), a California limited liability company with common management and directors, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company. Subsequent to the Acquisition, the sole member of PubCrawl owned 100% of the issued and outstanding common shares of the Company. The acquisition of PubCrawl by the Company was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, as the companies were under common control prior to the acquisition transaction. The consolidated financial statements include the accounts of PubCrawl since its inception on June 7, 2010 and the accounts of PubCrawl Holdings Inc. since its inception date of May 27, 2010. The assets and liabilities of the acquired entity have been brought forward at their carrying value on the date of acquisition.

4.

Loan Payable

As at March 31, 2011, the Company owed $75,000 (June 30, 2010 - $75,000) to a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at March 31, 2011, the Company recorded accrued interest of $6,390, which has been recorded as accrued liabilities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2011 $	June 30, 2010 $
Current Assets	3,503	67,155
Current Liabilities	107,890	75,899
Working Capital (Deficit)	(104,387)	(8,744)

Cash Flows

	Nine Months Ended March 31, 2011 $	From May 27, 2010 (Date of Inception) to June 30, 2010 $
Cash Flows from (used in) Operating Activities	(63,652)	200
Cash Flows from (used in) Financing Activities	-	66,955
Net Increase (decrease) in Cash During Period	(63,652)	67,155

Operating Revenues

Operating revenues for the nine months ended March 31, 2011 was $5,051 compared with $365 for the period from May 27, 2010 (date of inception) to June 30, 2010.  Revenues are comprised of advertising sales.

Operating Expenses and Net Loss

During the three and nine months ended March 31, 2011, the Company incurred operating expenses of $21,655 and $100,694; respectively compared with $9,109 during the period from May 27, 2010 (date of inception) to June 30, 2010.  The increase in operating expenses is attributed to professional fees incurred with respect to the Company’s S-1 process as well as consulting fees.  The Company have also paid the President and Director $1,000 per month as management fees, and have incurred interest expense of $5,630 relating to interest costs incurred on the $75,000 note payable that is unsecured, due interest at 10% per annum, and due on demand.

For the period ended March 31, 2010, the Company has recorded a net loss of $95,643.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash and total asset balance was $3,503 compared to $67,155 as at June 30, 2010. The decrease in cash and asset balance is attributed to the fact that the Company has incurred operating costs throughout the year but has not raised additional financing through debt or equity means.

As at March 31, 2011, the Company had total liabilities of $107,890 compared with total liabilities of $75,899 at June 30, 2010.  The increase in liabilities are attributed to increases of $15,361 in accounts payable for professional fees incurred that have not been paid due to lack of sufficient financing, and an increase in accrued liabilities of $16,630 which is primarily due to consulting fees and accrued interest on the 10% note payable.

As at March 31, 2011, the Company had a working capital deficit of $104,387 compared with a working capital deficit of $8,744 as at June 30, 2010.  The increase in the working capital deficit is attributed to the use of cash proceeds to settle outstanding obligations during the year.

During the period ended March 31, 2011, the Company did not have any common share transactions.

Cashflow from Operating Activities

During the period ended March 31, 2011, the Company used $63,652 of cash for operating activities.   The use of cash is attributed to the fact that the Company incurred operating expenditures but did not have sufficient operating revenues to offset cash uses.

Cashflow from Financing Activities

During the period ended March 31, 2011, the Company received $nil of cash from financing activities as the Company has not raised any new financing from either debt or equity sources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUB CRAWL HOLDINGS, INC.

Dated:  May 13, 2011

/s/ Peter Kremer

By: Peter Kremer

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 13, 2011

/s/ Peter Kremer

By: Peter Kremer

Its:  Director