Form 10-K
period 2011-06-30
PUB CRAWL HOLDINGS, INC.
filed 2011-10-12
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

PUB CRAWL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-169818	27-2758155
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
802 Sunset Court San Diego, CA 92109 (Address of principal executive offices)

(619) 508-9000 (Registrant’s Telephone Number)

Copy of all Communications to: Carrillo Huettel, LLP 3033 Fifth Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010 was NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of October 12, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PCHI”, “we”, “us” and “our” are references to Pub Crawl Holdings, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History of the Company

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com, LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company. Subsequent to the Acquisition, the sole member of PubCrawl owned 100% of the issued and outstanding common shares of the Company. The acquisition of PubCrawl by the Company was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to the Acquisition. The assets, liabilities, and operations of the acquired entity, PubCrawl, have been brought forward at their carrying value and consolidated as though the Acquisition occurred on the date of inception. As a result of the Acquisition, our principal business became the business of PubCrawl.

Description of Business

We are an Internet-based company specializing in providing information on Happy Hours, drink specials, nightly specials and “pub crawls” for bars and restaurants in San Diego, California. A “pub crawl” as used throughout this statement refers to an organized event whereby a group of people collectively visit multiple bars in a single night. Pbpubcrawl.com was launched January 6, 2010 as an informational website for people in the Pacific Beach and Mission Beach areas of San Diego, CA. The website contains information on the bars and restaurants in the Pacific Beach and Mission Beach areas, and offers these bars and restaurants a chance to showcase their businesses at reasonable advertising costs. We believe that our success will depend on our ability to provide updated information to our viewers, and expand our advertising clientele. We intend to expand our business to include websites in multiple areas across the United States, and build a reputation as a leading informational website and provide great advertising services to the bars and restaurants that we feature.

Plan of Operation

Our goal at Pub Crawl Holdings, Inc. is to be the nation’s leading informational website for Happy Hours, drink specials, and nightly specials throughout the United States. We want to provide our viewers with every piece of information needed to have a great night out in their area, as well as the tools required to easily plan a pub crawl in their area with just a few easy steps. We also plan to provide bars and restaurants with affordable advertising packages to enable them to feature their businesses on our websites. It is important that our Company provides affordable advertising options which allow businesses to feature their establishments on our website, thus accessible by our viewers.

The Company’s first website, pbpubcrawl.com, was started as a market test website. The market that pbpubcrawl.com focuses on is the Pacific Beach and Mission Beach areas of San Diego, CA. This particular area has a very dense population of bars and restaurants, and attracts many college students and tourists.  Since inception to June 30, 2011 we have continued to increase our revenues through advertising and pub crawl fees, however, our revenues are not sufficient to launch our growth strategy. Pbpubcrawl.com continues to be well received in the community, and we believe that our great reviews and growing popularity will continue and lead to more advertising clients. As we expand our websites to include more areas throughout the nation, we will have to analyze the demographics of each specific area, and change our marketing strategies to fit each location. We will market our websites to people within each specific area in which we maintain our websites.

Products and Services:

Advertising

We believe that the bulk of our revenue will be generated from advertising sales. Accordingly, we have developed affordable advertising options for bars and restaurants, which enables us to work with businesses to provide them with advertising packages to suit their needs. Bars and restaurants are easily able to showcase their business on any day of the week because of the way we have designed and organized the information on our first website. This allows them to bring new clientele into their establishments on nights that they have specials.

We have developed a simple, three option solution for advertising placement on our website; however, we can work with bars and restaurants to develop an a la carte package that might better suit their needs. The most basic advertising option for our clients includes a basic listing of their information on our website. With this option, we will include a business’ name, address, telephone number and Happy Hour specials on our main “Happy Hour” page and on each day of the week’s “Directory Page” located on our website. If an advertising client would like to display its bar or restaurant in more depth on our website, we are able to upgrade the most basic advertising package to include featured placement of graphics and logos in multiple areas, and on multiple pages of the website. Our two larger advertising packages also include an internal page exclusive to any one particular client. This internal page includes more detailed information about the clients’ businesses, including pictures and graphics, every special they offer for every day of the week, a Google® map of their location, and a link to their own external website (when necessary).

Personalized Pub Crawl Setup

Along with providing advertising solutions to bars and restaurants, we also provide a pub crawl setup service to our website viewers. We are able to leverage our knowledge and contact information within the bar and restaurant industry to create personalized pub crawls for paying customers. Within our website, we have created a page entitled ‘Pub Crawls,’ and within this page any user of our website can create their own personalized pub crawl in just a couple of easy steps.

We have developed rules and guidelines for the pub crawls that we setup to make them more appealing to our advertising clients, wherein every pub crawl must have a minimum of ten people, and a pub crawl group must stay at any given location for a minimum of one hour. These guidelines ensure that the bars and restaurants will see an increase in profits while our pub crawls are visiting their establishments. In return for setting the simple guidelines previously discussed and sending them to any given bar or restaurant, we ask the bars and restaurants to offer each pub crawl an exclusive special that only pub crawl participants will receive. Being able to offer each pub crawl exclusive specials at each destination is what gives pbpubcrawl.com the ability to charge for our pub crawl setup service.

Also, the pub crawls that we setup throughout Pacific Beach and Mission Beach are an easy form of advertising for our Company. In order for each person in a pub crawl group to receive the exclusive specials that we acquire for them, they must be wearing a “pbpubcrawl.com” wristband, for which we charge two dollars per wristband. Having groups walking around the local area with our wristbands on is not only free advertising for our Company, but we are also making money by charging each pub crawl participant for each wristband.

Google Adsense® and Affiliate Marketing

To further supplement our income, we have implemented Google AdSense within the pages of pbpubcrawl.com. Google AdSense is a free program that enables website publishers of all sizes to display relevant ads on their websites, and earn money. AdSense gives us access to Google's vast network of advertisers, and uses the content included in our website pages to produce ads that are suited to our audience's interests. Also, Advertisers with Google can target our website based on demographics, vertical, geographic location, or URL. At any given time, Google will place the highest paying, most relevant advertisements into areas throughout our website, predetermined by us. When any viewer of our website clicks on an advertisement provided by AdSense, we receive money based on the advertisement bid. This method of online advertising is called Pay-Per-Click advertising. Daily reports are provided by Google to show information on how many viewers clicked on each advertisement, and how much revenue was generated by each advertisement. We plan to incorporate Adsense into all of our future websites.

We have also established an affiliate account on Commission Junction's Affiliate Marketing Network, also known as the CJ Marketplace. This provides us with opportunities to partner with leading advertisers while having access to millions of links and offers. Through the CJ Marketplace, we act as an independent party that promotes products and services of an advertiser in exchange for a commission on leads or sales. We simply display an advertiser's ads, text links, or product links on our website, in our e-mail campaigns, or in search listings. In return, we are paid a commission by the respective advertiser when a visitor takes a specific action such as filling out a form, subscribing to a service (both lead examples) or making a purchase (a sale). Commission Junction provides transparency by publishing the performance metrics of all advertisers, their respective ads as well as publishers within the CJ Marketplace. Additionally, strategic advice and featured weekly advertiser offers are available to CJ Marketplace publishers.

Since we joined Commission Junction's Affiliate Marketing Network, we have been accepted into six affiliate programs that are relevant to the content of our web, including:

o

Mr. Beer® - The Mr. Beer® Affiliate Program allows us to earn 7.5% on all sales originating from our websites.

o

Guinness WebStore - The GUINNESS® WebStore is the official online store for licensed Guinness® merchandise. We receive a 10% commission on all sales originating from our websites.

o

Absinthe Supply – Absinthe Supply provides a 10% commission for affiliates that sell less than $1000 a month. With sales over $1000 a month they provide a 15% commission, and when sales reach over $2500 a 20% commission is received.

o

Compact Appliance – With Compact Appliance, we display their advertisements for Kegorator.com. For every sale originating from our websites, Kegorator.com pays a 5% commission.

o

Delivery.com - For every first time customer ordering from Delivery.com that begins their ordering process from our websites, we will receive $5 USD.

o

Groupon.com - For every new user purchase through our website, we receive a 10% commission.

We are relatively new to affiliate marketing, and have not generated any revenue to date, but we are confident that as we market our Company, and grow to include numerous websites, we will have greater opportunity to display affiliate advertisements, and generate more steady revenues through Commission Junction. We also plan to expand the number of affiliate programs that we include on our websites.

Our Marketing Strategy

Our marketing strategy is a two-step process whereby we must market to the viewers of our website first, in order to create a credible website with frequent viewers, and then we must market to our potential advertising clients. Our marketing strategy began with word of mouth, which we believe will always be our most important means of promotion. We initially focused on developing our brand name within the bar and restaurant industry and established our website as a great informational tool for viewers to learn about the local bar and restaurant market. In order to effectively continue growing our client and customer base, we intend to continue with the online marketing that we are currently utilizing, and we seek to enhance our print media marketing. We will continue to use the social media websites to brand our services within our target markets. Daily posts on Facebook, Myspace and Twitter help to get us exposure with our potential viewers and pub crawl customers. As our number of website viewers increases, we are able to give our potential advertising clients more statistical information relating to the use of our website.

To further our marketing, we plan to explore new areas of online marketing. If our finances allow, we intend to seek out a third-party online company to help with the search engine optimization of our current and future websites. This will increase our exposure, and boost our search ratings with the larger search engines. We also plan to begin an opt-in e-mail marketing campaign, whereby we will collect e-mail addresses through our website, and produce weekly informational e-mail blasts to increase exposure. E-mail marketing will allow us to reach out to our existing viewers, and it also creates an alternate advertising medium for our advertising clients to showcase their businesses within our e-mails.

Along with word of mouth and online marketing, we intend to enhance our traditional print media advertising. We have already produced informational business cards, fliers and posters, which we have handed out on the boardwalk in the Pacific and Mission Beach areas of San Diego. We have also distributed our print media to college fraternities and sororities to promote our website and our pub crawl services. After each round of print media we produced and distributed, we have seen an increase in traffic to our website, and have received pub crawl customers from these efforts. We intend to produce more print media and distribute to more potential website viewers and pub crawl customers.

In order to effectively market our current and future websites as leading informational websites, we propose to establish a strong marketing and advertising presence within each local marketplace in which we develop websites. If we generate significant revenues, we intend to implement an advertising and marketing campaign to increase awareness of our Company and to acquire new customers through multiple channels, including traditional and online advertising and direct marketing. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness, and promotes customer acquisition.

Growth Strategy

We have already purchased four new domain names and as part of the Pub Crawl Holdings, Inc. growth strategy we intend to:

•

Use three of our newly purchased domain names (obpubcrawl.com, pubcrawlsd.com, and pubcrawldowntown.com) to create websites that will expand within the San Diego market. Because of the great reviews and the template we have created from pbpubcrawl.com, we feel that we will easily expand within San Diego, CA;

•

Use our newly purchased domain name (pubcrawlsantabarbara.com) to create a website catered towards the bar and restaurant market of Santa Barbara, CA. This area has a demographic very similar to that of pbpubcrawl.com, which will hopefully allow us transfer our business and marketing plan to this market;

•

Attract new clients and customers more quickly than other online advertising providers by providing clients and customers with a plethora of information within our websites, offering affordable advertising options to bars and restaurants and providing additional services to our online viewers;

•

Sustain low operating costs by i) utilizing the knowledge and work efforts of Mr. Peter Kremer, our sole officer and director, ii) using independent consultants for demographic research, pub crawls set-up, and advertising sales, rather than hiring full or part-time employees, and iii) utilizing the setup of our first website as a template to easily move into other markets; and

•

Deploy our capital more effectively by using our established website, advertising packages, and services as templates to expand our business operations to new website domains and new locations across the United States.

This will allow us to reach new advertising clients and new potential customers.

Our Industry

Online advertising includes many forms of promotion that use the Internet and World Wide Web for the express purpose of delivering marketing messages to attract customers. Examples of online advertising include contextual ads on search engine result pages, banner ads, rich media ads, social network advertising, interstitial ads, online classified advertising, advertising networks and e-mail marketing. “Online advertising has grown rapidly and accounts for about 7 percent of US advertising spending.” (Evans, David S., The Economics of the Online Advertising Industry (May 9, 2008). Review of Network Economics, Vol. 7, No. 3, September 2008. It is projected to increase sharply as more consumers spend time online on their personal computers, and as additional devices such as mobile phones and televisions are connected to the web. The industry is populated by a number of multisided platforms that individually, or in combination, facilitate connecting advertisers to viewers.

The advertising we offer to our clients on our current and future websites are banner ads, which are also referred to as static advertising. The term "static advertising" has frequently been used as a catch-all for any non-dynamic opportunities, including product and/or logo placement within a website. This was the primary form of online advertising until the advent of the pay-per-click ad networks. Static ads allow you to reach every user of any page viewed on a website, regardless of internet connectivity, and they are still the only way to reach users of certain platforms that are not yet enabled for dynamic advertising. The drawback to static advertising is that it is currently impossible to accurately track ad viewing metrics. Static advertisements can be linked to another page to track click through ratios, but that alone does not enable someone to track how often a given ad is actually viewed.

As online advertising has grown, Google’s AdSense has been revolutionary. It has become firmly established as an industry standard for online advertising. In essence, AdSense has made it possible for almost anyone with a web site or blog to earn revenue from advertising, without having to employ sales people or spend valuable time searching for advertisers. Website publishers are able to sign up for an account in just a few minutes. Shortly thereafter, they receive a small snippet of code to include on their web pages. Google will then automatically serve advertisements that are relevant to the content on the publisher's webpages. When someone visits the publisher's site and clicks on one of Google's AdSense advertisements, the publisher earns a fee. Advertisers can pay anywhere from five cents to a hundred dollars per click, and the publisher receives a percentage of that fee.

Affiliate marketing (using one website to drive traffic to another) is also a form of online marketing, which is frequently overlooked by advertisers, yet we have integrated it into our website. Affiliates also play a significant role in e-retailers' marketing strategies. The affiliate program we use provides revenue sharing or cost per sale (CPS) as a compensation method. When visitors click on an ad from an affiliate advertiser they are directed to the advertiser’s website, then if the visitor purchases a product from the advertiser’s website, the affiliate receives a commission. Cost per sale advertising accounts for over 80 percent of online affiliate marketing today.

Competition

The online advertising industry is highly competitive and fragmented and is subject to rapidly changing client demands and preferences. As the use of the Internet grows, our competition gets much stronger. Because Internet use has grown so rapidly, we face growing numbers of competitors trying to brand websites with similar business models as our own. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing client demands within each market in which we conduct business. Additionally, we do not have exclusive relationships with our clients, who may also advertise with our competitors. Many of the companies that we compete with may be significantly larger and have substantially greater resources than we do. Companies with whom we consider to be in direct competition include, but are not limited to national Happy Hour websites such as DrHappyHour.com, Happy-Hour.com, as well as some local San Diego Happy Hour websites such as KingofHappyHours.com and OutnSD.com.

These companies may be able to engage in larger scale branding and advertising activities than we can, making them more appealing to potential advertisers. Further, with sufficient financial backing, talented website developers and designers can become competitors within several years of establishing a new website. Also, not only do we compete with other websites for advertising clients, we also compete with traditional forms of advertising. We are competing with every advertising medium for our potential clients’ advertising dollars. Our business depends on our ability to stay up to date with the information that we provide on our websites, as well as on our ability to remain competitive in the areas of quality and price.

Government Regulation

We may be subject to additional operating restrictions and regulations in the future. Companies engaging in online search, commerce, advertising and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet advertising industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•

The Digital Millennium Copyright Act and its related safe harbor, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•

The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•

There have been several bills introduced in Congress in recent years relating to protecting privacy. As with any change in Presidential administration, especially to one more likely to protect privacy, new legislation in this area may be enacted.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a Company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws that could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Currently, our services do not require government approval.

Employees/Consultants

As of the date of this filing, neither the Company nor its subsidiary, PubCrawl, has any employees. We have one independent sales representative and one general business development consultant. We intend to add staff as the Company initiates its development and growth. Any such additions will be made at the judgment of Management to meet the Company's then current needs.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters located at 802 Sunset Court, San Diego, CA 92109, and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 6, 2011, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of October 6, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 1 holder of record, based on information provided by our transfer agent.

 Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	June 30, 2011 $	June 30, 2010 $
Current Assets	11,806	67,155
Current Liabilities	162,860	75,899
Working Capital (Deficit)	(151,054)	(8,744)

Cash Flows

	June 30, 2011 $	For the Period from May 27, 2010 (date of inception) to June 30, 2010 $
Cash Flows from (used in) Operating Activities	(104,166)	(7,845)
Cash Flows from (used in) Financing Activities	48,817	75,000
Net Increase (decrease) in Cash During Period	(55,349)	67,155

Operating Revenues

For the year ended June 30, 2011, the Company generated revenues of $884 from advertising and marketing sales compared with $365 for the period from May 27, 2010 (date of inception) to June 30, 2010.

Operating Expenses and Net Loss

For the year ended June 30, 2011, the Company incurred operating expenses of $139,088 compared with $8,349 for the period from May 27, 2010 (date of inception) to June 30, 2010.  The increase in operating expenses is due to a full year of operations in fiscal 2011 including $20,000 increase in consulting fees, $68,250 increase in professional fees due to fees incurred with respect to the SEC registration process, $36,000 increase in management fees to the President and Director of the Company, and $6,489 increase in commissions and general expenditures due to a full year of operating activity.

During the year ended June 30, 2011, the Company incurred a net loss of $146,127 compared with $8,744 for the period from May 27, 2010 (date of inception) to June 30, 2010.  In addition to operating revenues and expenses, the Company also incurred interest expense of $7,923 relating to accrued interest on its loan payables.

Liquidity and Capital Resources

As at June 30, 2011, the Company had $11,806 in cash and total assets compared with $67,155 as at June 30, 2010.  The decrease in cash and total assets was attributed to uses of cash for operating activity during fiscal 2011 with limited cash financing from issuance of notes payable.

As at June 30, 2011, the Company had $162,860 of total liabilities compared with $75,899 as at June 30, 2010.  The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $37,430 due to lack of sufficient cash flow to repay outstanding obligations, $45,000 increase in notes payable due to repayment of $75,000 in notes payable and issuance of new $120,000 notes payable, and $1,531 in deferred revenue.

The Company had a working capital deficit of $151,054 at June 30, 2011 compared with a working capital deficit of $8,744 at June 30, 2010.  The increase in working capital deficit was due to issuance of notes payable to settle outstanding operating activity.

Cashflow from Operating Activities

During the year ended June 30, 2011, the Company incurred $104,166 in cash for operating activities compared with $7,845 for the period from May 27, 2010 (date of inception) to June 30, 2010.  The increase in cash from operating activities is due to a full year of operating activity of which the Company incurred significant cash expenditures relating to professional fees for the SEC registration process.

Cashflow from Investing Activities

During the year ended June 30, 2011 and for the period from May 27, 2010 (date of inception) to June 30, 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended June 30, 2011, the Company received $48,817 from financing activities relating to capital contribution of $3,817 and net proceeds received from settlement of $75,000 of notes payable and the receipt of $120,000 for the issuance of a new note payable.  The notes are unsecured, due interest at 10% per annum, and due on demand.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

For the years ended June 30, 2011 and 2010

Financial Statement Index

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Cash Flows

F-5

Consolidated Statements of Stockholders’ Deficit

F-6

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pub Crawl Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pub Crawl Holdings, Inc.  (a development stage company) as of June 30, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for theyear ended June 30, 2011 and the period from May 27, 2010 (inception) through June 30, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pub Crawl Holdings, Inc., as of June 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 12, 2011

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2011 $	June 30, 2010 $

ASSETS

Cash	11,806	67,155

Total Assets	11,806	67,155

LIABILITIES

Current Liabilities

Accounts Payable	37,145	139
Accrued Liabilities	1,184	760
Due to Related Parties	3,000	–
Loan Payable	120,000	75,000
Deferred Revenue	1,531	–

Total Liabilities	162,860	75,899

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(1,183)	(5,000)

Accumulated Deficit during the Development Stage	(154,871)	(8,744)

Total Stockholders’ Deficit	(151,054)	(8,744)

Total Liabilities and Stockholders’ Deficit	11,806	67,155

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended June 30, 2011 $	For the Period from May 27, 2010 (Date of Inception) to June 30, 2010 $	Accumulated from May 27, 2010 (Date of Inception) to June 30, 2011 $

Revenues	884	365	1,249

Operating Expenses

Commissions	1,500	–	1,500
Consulting	20,000	–	20,000
General and administrative	6,338	1,349	7,687
Management fees	37,000	1,000	38,000
Professional fees	74,250	6,000	80,250

Total Operating Expenses	139,088	8,349	147,437

Loss Before Other Expense	(138,204)	(7,984)	(140,840)

Other Expense

Interest expense	(7,923)	(760)	(8,683)

Net Loss	(146,127)	(8,744)	(154,871)
Net Loss per Share – Basic and Diluted	(0.03)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Cashflows

	For the Year Ended June 30, 2011 $	For the Period from May 27, 2010 (Date of Inception) to June 30, 2010 $	Accumulated from May 27, 2010 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(146,127)	(8,744)	(154,871)

Changes in operating assets and liabilities:

Accounts payable	37,006	139	37,145
Accrued liabilities	424	760	1,184
Due to related parties	3,000	–	3,000
Deferred revenue	1,531	–	1,531

Net Cash Provided By (Used In) Operating Activities	(104,166)	(7,845)	(112,011)

Financing Activities

Repayment of loan	(75,000)	–	(75,000)
Proceeds from loan	120,000	75,000	195,000
Capital contributions	3,817	–	3,817

Net Cash Provided by Financing Activities	48,817	75,000	123,817

Increase (decrease) in Cash	(55,349)	67,155	11,806

Cash – Beginning of Period	67,155	–	–

Cash – End of Period	11,806	67,155	11,806

Supplemental Disclosures

Interest paid		–	–
Income tax paid		–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

From May 27, 2010 (Date of Inception) to June 30, 2011

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – May 27, 2010 (Date of Inception)	–	–	–	–	–

Founders shares issued as part of the recapitalization	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(8,744)	(8,744)
	–	–
Balance – June 30, 2010	5,000,000	5,000	(5,000)	(8,744)	(8,744)

Capital contributions	–	–	3,817	–	3,817

Net loss for the period	–	–	–	(146,127)	(146,127)
	–	–
Balance – June 30, 2011	5,000,000	5,000	(1,183)	(154,871)	(151,054)

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2011, the Company has a working capital deficit of $151,054 and an accumulated deficit of $154,871. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2011 and 2010, the Company had no cash equivalents.

d)

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

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2011 and 2010, the Company had no potentially dilutive shares.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

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

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

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

4.

Related Party Transaction

a)

During the year ended June 30, 2011, the Company incurred $37,000 (2010 - $1,000) of management fees to the President and Director of the Company.

b)

As at June 30, 2011, the Company owes $3,000 (2010 - $nil) to the Company’s president for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

5.

Loan Payable

a)

On May 24, 2011, 2011, the Company received $120,000 (2010 - $nil) from a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at June 30, 2011, the Company recorded accrued interest of $1,183, which has been recorded as accrued liabilities.

b)

On May 25, 2010, the Company received $75,000 from a non-related company. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. On May 24, 2011, the Company repaid $82,500, comprised of principal repayment of $75,000 and interest payment of $7,500, and settled the loan.

6.

Common Shares

On June 14, 2010, the Company issued 5,000,000 founders shares to the President and Director of the Company as part of the recapitalization transaction to acquire PubCrawl.

7.

Income Taxes

The Company has $154,871 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended June 30, 2011 and had no uncertain tax positions as at June 30, 2011:

	June 30, 2011 $	June 30, 2010 $

Net loss before taxes	(146,127)	(8,744)
Statutory rate	34%	34%

Computed expected tax recovery	49,683	2,973
Valuation allowance	(49,683)	(2,973)

Income tax provision	–	–

8.

Subsequent Events

There were no events subsequent to the year ended June 30, 2011

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Peter J. Kremer	30	CEO, CFO, President, Treasurer, Secretary, & Director	May 25, 2010

The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Peter J. Kremer – Mr. Kremer graduated from the University of California at Santa Barbara in 2003 with a Bachelor of Arts in Psychology. Over the last few years Pete Kremer has gained knowledge and experience with website design and business start-ups. In 2007 he co-founded and currently is Chief Operating Officer of I am…™ Clothing, a start-up clothing company based in San Diego, CA. During the initial start-up phase of I am…™ Clothing, Mr. Kremer designed and developed a complete e-commerce website for the company. He is currently the owner and operator of PubCrawl, which he began the initial design and development and business plan for in August of 2009. Mr. Kremer devotes approximately 15 – 20 hours per week to the management and growth of PubCrawl, as he also devotes time to his latest start-up company, Bcome, LLC. Mr. Kremer started Bcome, LLC in early 2011 as a design firm which provides clients with website and graphic design, and currently devotes 15 – 20 hours per week to its operations.

Identification of Significant Employees

We have no significant employees, other than Peter J. Kremer, our President, Chief Executive Officer, and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our sole officer and director for the fiscal year ended June 30, 2011. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter J. Kremer (1) President, CEO, CFO, Secretary, Treasurer and Director	2011	$10,000(2)	25,000(3)	-0-	-0-	-0-	-0-	-0-	$35,000
	2010	$1,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	$1,000

(1)

The Company’s sole officer and director currently devotes approximately 15-20 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of PubCrawl and the research and development associated with expanding the Company to new markets and website domains. Mr. Kremer is the President, CEO, CFO, Secretary, Treasurer and Director of the Company and serves in this capacity pursuant to the terms of the Management Agreement.

(2)

Pursuant to the Management Agreement, effective June 1, 2010, Peter Kremer agreed to act as our President, Chief Executive Officer and Chairman of the Board of Directors, for a term of one year in exchange for $1,000 per month.

(3)

On May 25, 2011, the Company’s Board of Directors authorized a bonus of twenty five thousand ($25,000.00) dollars to its sole officer and director as a performance bonus for services rendered.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 6, 2011, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Peter J. Kremer 802 Sunset Court San Diego, CA 92109	Common	5,000,000	100%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	100%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 5,000,000 issued and outstanding shares of common stock as of October 6, 2011.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended June 30, 2011, the Company incurred $37,000 (2010 - $1,000) of management fees to the President and Director of the Company.

As at June 30, 2011, the Company owes $3,000 (2010 - $nil) to the Company’s president for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Peter J. Kremer is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit fees	$10,000	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$3,000

Audit Fees

During the fiscal years ended June 30, 2011, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2011.

During the fiscal year ended June 30, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
14.01	Code of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page To Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUB CRAWL HOLDINGS, INC.

Dated: October 12 , 2011

/s/ Peter J. Kremer

By: Peter J. Kremer

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  October 12 , 2011

/s/ Peter J. Kremer

Peter J. Kremer - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.