Form 10-Q
period 2011-09-30
PUB CRAWL HOLDINGS, INC.
filed 2011-11-14
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-169818

PUB CRAWL HOLDINGS, INC.

 (Name of small business issuer in its charter)

Nevada	27-2758155
(State of incorporation)	(I.R.S. Employer Identification No.)

802 Sunset Court

San Diego, CA 92109

 (Address of principal executive offices)

(619) 508-9000

 (Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

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

  X .   Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

        . Yes         .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .   No

As of November 14, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PUB CRAWL HOLDINGS, INC.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to Pub Crawl Holdings, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

September 30, 2011 (unaudited) and June 30, 2011

Financial Statement Index

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	June 30, 2011 $

ASSETS

Cash	8,826	11,806

Total Assets	8,826	11,806

LIABILITIES

Current Liabilities

Accounts Payable	52,145	37,145
Accrued Liabilities	4,209	1,184
Due to Related Parties	6,000	3,000
Loan Payable	120,000	120,000
Deferred Revenue	971	1,531

Total Liabilities	183,325	162,860

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(1,183)	(1,183)

Accumulated Deficit during the Development Stage	(178,316)	(154,871)

Total Stockholders’ Deficit	(174,499)	(151,054)

Total Liabilities and Stockholders’ Deficit	8,826	11,806

(The accompanying notes are an integral part of these financial statements)

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from May 27, 2010 (Date of Inception) to September 30, 2011 $

Revenues	880	335	2,129

Operating Expenses

Commissions	410	–	1,910
Consulting	–	15,000	20,000
General and administrative	891	673	8,578
Management fees	3,000	3,000	41,000
Professional fees	17,000	24,000	97,250

Total Operating Expenses	21,301	42,673	168,738

Loss Before Other Expense	(20,421)	(42,338)	(166,609)

Other Expense

Interest Expense	(3,024)	(1,890)	(11,707)

Net Loss	(23,445)	(44,228)	(178,316)
Net Earnings per Share – Basic and Diluted	–	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from May 27, 2010 (Date of Inception) to September 30, 2011 $

Operating Activities

Net loss for the period	(23,445)	(44,228)	(178,316)

Changes in operating assets and liabilities:

Accounts payable	15,000	361	52,145
Accrued liabilities	3,025	11,890	4,209
Due to related parties	3,000	–	6,000
Deferred revenue	(560)	–	971

Net Cash Used In Operating Activities	(2,980)	(31,977)	(114,991)

Financing Activities

Repayment of loan	–	–	(75,000)
Proceeds from loan	–	–	195,000
Capital contributions	–	–	3,817

Net Cash Provided by Financing Activities	–	–	123,817

Increase (decrease) in Cash	(2,980)	(31,977)	8,826

Cash – Beginning of Period	11,806	67,155	–

Cash – End of Period	8,826	35,178	8,826

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2011, the Company has a working capital deficit of $174,499 and accumulated deficit of $178,316. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2011 and June 30, 2011, the Company had no cash equivalents.

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

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2011, the Company had no potentially dilutive shares.

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

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Financial Instruments (continued)

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

h)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Loan Payable

As at September 30, 2011, the Company owed $120,000 (June 30, 2011 - $120,000) to a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at September 30, 2011, the Company recorded accrued interest of $4,209, which has been recorded as accrued liabilities.

4.

Related Party Transactions

During the period ended September 30, 2011, the Company incurred management fees of $3,000 (September 30, 2010 - $3,000) to the President and Director of the Company. As at September 30, 2011, the Company owes $6,000 (June 30, 2011 - $3,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

As at the date of filing, the Company has not entered into any material transactions.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011 $	June 30, 2011 $
Current Assets	8,826	11,806
Current Liabilities	183,325	162,860
Working Capital (Deficit)	(174,499)	(151,054)

Cash Flows

	September 30, 2011 $	September 30, 2010 $
Cash Flows from (used in) Operating Activities	(2,980)	(31,977)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(2,980)	(31,977)

Operating Revenues

During the period ended September 30, 2011, the Company earned revenues of $880 from advertising sources compared with revenues of $335 for the period ended September 30, 2010.

Operating Expenses and Net Loss

During the three months ended September 30, 2011, the Company recorded operating expenses of $21,301 compared with operating expenses of $42,673 for the three months ended September 30, 2010.  The decrease in operating expenses was attributed to the fact that no new financing was received during the period which limited operating activity, including a decrease of $15,000 in consulting fees that were incurred in the prior year and an overall decrease of $7,000 in professional fees relating to lower legal costs as the Company incurred significant amounts related to its SEC registration process.

Net loss for the three months ended September 30, 2011 was $23,445 compared with a net loss of $44,228 for the three months ended September 30, 2010.   In addition to operating expenses, the Company also incurred $3,024 of interest expense for the period ended September 30, 2011 compared with $1,890 for the period ended September 30, 2010 relating to loans payable of $120,000 to non-related parties which incur interest at 10% per annum.  The increase in interest expense is due to the fact that only a partial period of interest was incurred in the prior year.

Liquidity and Capital Resources

As at September 30, 2011, the Company had a cash balance and asset total of $8,826 compared with $11,806 of cash and total assets as at June 30, 2011. The decrease is related to the fact that no new financing was received during the period.

As at September 30, 2011, the Company had total liabilities of $183,325 compared with $162,860 as at June 30, 2011.  The increase in total liabilities was attributed to lack of cash flow to repay outstanding obligations for the period, which increased overall accounts payable and accrued liabilities by $18,025 and amounts due to related parties by $3,000 for unpaid management fees incurred at $1,000 per month.

The overall working capital deficit increased from $151,054 at June 30, 2011 to $174,499 at September 30, 2011.

Cashflow from Operating Activities

During the period ended September 30, 2011, the Company used $2,980 of cash for operating activities compared to the use of $31,977 of cash for operating activities during the period ended September 30, 2010.  The decrease in the amounts of cash used for operating activities was due to the fact that the Company did not receive any new cash financing, so overall uses of cash was limited.

Cashflow from Investing Activities

During the period ended September 30, 2011 and 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended September 30, 2011 and 2010, the Company did not have any financing activities.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 12, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
14.01	Code Of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUB CRAWL HOLDINGS, INC.
Dated: November 14, 2011	/s/ Pete Kremer
PETE KREMER
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2011	/s/ Pete Kremer
By: PETE KREMER Its: Director