Form 10-Q
period 2011-12-31
PUB CRAWL HOLDINGS, INC.
filed 2012-02-17
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 13, 2012, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

December 31, 2011 (unaudited) and June 30, 2011

Financial Statement Index

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	December 31, 2011 $	June 30, 2011 $

ASSETS

Cash	2,052	11,806

Total Assets	2,052	11,806

LIABILITIES

Current Liabilities

Accounts Payable	62,250	37,145
Accrued Liabilities	7,234	1,184
Due to Related Parties	9,000	3,000
Loan Payable	120,000	120,000
Deferred Revenue	412	1,531

Total Liabilities	198,896	162,860

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(1,183)	(1,183)

Accumulated Deficit during the Development Stage	(200,661)	(154,871)

Total Stockholders’ Deficit	(196,844)	(151,054)

Total Liabilities and Stockholders’ Deficit	2,052	11,806

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended		Accumulated from May 27, 2010 (Date of Inception) to December 31, 2011 $
	December 31, 2011 $	December 31, 2010 $	December 31, 2011 $	December 31, 2010 $

Revenues	559	1,683	1,439	2,018	2,698

Operating Expenses

Commissions	–	–	410	–	1,910
Consulting	–	5,000	–	20,000	20,000
General and administrative	2,629	2,836	3,520	3,509	11,207
Management fees	3,000	3,000	6,000	6,000	44,000
Professional fees	14,250	21,750	31,250	45,750	111,500

Total Operating Expenses	19,879	32,586	41,180	75,259	188,617

Loss Before Other Expense	(19,320)	(30,903)	(39,741)	(73,241)	(185,919)

Other Expense

Interest Expense	(3,025)	(1,891)	(6,049)	(3,781)	(14,732)

Net Loss	(22,345)	(32,794)	(45,790)	(77,022)	(200,661)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.01)	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Cashflows

(unaudited)

	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $	Accumulated from May 27, 2010 (Date of Inception) to December 31, 2011 $

Operating Activities

Net loss for the period	(45,790)	(77,022)	(200,661)

Changes in operating assets and liabilities:

Accounts payable	25,105	6,681	62,250
Accrued liabilities	6,050	13,781	7,234
Due to related parties	6,000	–	9,000
Deferred revenue	(1,119)	–	412

Net Cash Used In Operating Activities	(9,754)	(56,560)	(121,765)

Financing Activities

Repayment of loan	–	–	(75,000)
Proceeds from loan	–	–	195,000
Capital contributions	–	–	3,817

Net Cash Provided by Investing Activities	–	–	123,817

Increase (decrease) in Cash	(9,754)	(56,560)	2,052

Cash – Beginning of Period	11,806	67,155	–

Cash – End of Period	2,052	10,595	2,052

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended December 31, 2011, the Company has a working capital deficit of $196,844 and accumulated deficit of $200,661. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2011 and June 30, 2011, the Company had no cash equivalents.

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

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2011, the Company had no potentially dilutive shares.

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

Pub Crawl Holdings, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.

Loan Payable

As at December 31, 2011, the Company owed $120,000 (June 30, 2011 - $120,000) to a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2011, the Company recorded accrued interest of $7,234, which has been recorded as accrued liabilities.

4.

Related Party Transactions

During the period ended December 31, 2011, the Company incurred management fees of $6,000 (December 31, 2010 - $6,000) to the President and Director of the Company. As at December 31, 2011, the Company owes $9,000 (June 30, 2011 - $3,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	June 30, 2011 $
Current Assets	2,052	11,806
Current Liabilities	198,896	162,860
Working Capital (Deficit)	(196,844)	(151,054)

Cash Flows

	December 31, 2011 $	December 31, 2010 $
Cash Flows from (used in) Operating Activities	(9,754)	(56,560)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(9,754)	(56,560)

Operating Revenues

During the period ended December 31, 2011, the Company earned revenues of $1,439 from advertising sources compared with revenues of $2,018 for the period ended December 31, 2010.

Operating Expenses and Net Loss

During the six months ended December 31, 2011, the Company recorded operating expenses of $41,180 compared with operating expenses of $75,259 for the six months ended December 31, 2010.  The decrease in operating expenses was attributed to the fact that no new financing was received during the period which limited operating activity, including a decrease of $20,000 in consulting fees that were incurred in the prior year and an overall decrease of $14,500 in professional fees relating to lower legal costs as the Company incurred significant amounts related to its SEC registration process.

Net loss for the six months ended December 31, 2011 was $45,790 compared with a net loss of $77,022 for the six months ended December 31, 2010.   In addition to operating expenses, the Company also incurred $6,049 of interest expense for the period ended December 31, 2011 compared with $3,781 for the period ended December 31, 2010 relating to loans payable of $120,000 to non-related parties which incur interest at 10% per annum.  The increase in interest expense is due to the fact that only a partial period of interest was incurred in the prior year.

Liquidity and Capital Resources

As at December 31, 2011, the Company had a cash balance and asset total of $2,052 compared with $11,806 of cash and total assets as at June 30, 2011. The decrease is related to the fact that no new financing was received during the period.

As at December 31, 2011, the Company had total liabilities of $198,896 compared with $162,860 as at June 30, 2011.  The increase in total liabilities was attributed to lack of cash flow to repay outstanding obligations for the period, which increased overall accounts payable and accrued liabilities by $31,155 and amounts due to related parties by $6,000 for unpaid management fees incurred at $1,000 per month.

The overall working capital deficit increased from $151,054 at June 30, 2011 to $196,844 at December 31, 2011.

Cashflow from Operating Activities

During the period ended December 31, 2011, the Company used $9,754 of cash for operating activities compared to the use of $56,560 of cash for operating activities during the period ended December 31, 2010.  The decrease in the amounts of cash used for operating activities was due to the fact that the Company did not receive any new cash financing, so overall uses of cash was limited.

Cashflow from Investing Activities

During the period ended December 30, 2011 and 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended December 30, 2011 and 2010, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 12, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PUB CRAWL HOLDINGS, INC.
Dated: February 16, 2012	/s/ Pete Kremer
PETE KREMER
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 16, 2012	/s/ Pete Kremer
By: PETE KREMER Its: Director