Form 10-Q/A
period 2011-03-31
PUB CRAWL HOLDINGS, INC.
filed 2012-04-20
CIK 1496818

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

Yes  X   No      ..

As of May 13, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Quarterly Report of Pub Crawl Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 13, 2011 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

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

Dated:  April 20, 2012

/s/ Peter Kremer

By: Peter Kremer

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 20, 2012

/s/ Peter Kremer

By: Peter Kremer

Its:  Director

3