Form 10-Q/A
period 2011-09-30
PUB CRAWL HOLDINGS, INC.
filed 2012-04-20
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X .   No      .

As of November 14, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE:  The purpose of this Amendment No. 2 to the Quarterly Report of Pub Crawl Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
14.01	Code Of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on November 17, 2011 as part of our Amended Quarterly Report on Form 10-Q/A.

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

PUB CRAWL HOLDINGS, INC.
Dated: April 20, 2012	/s/ Pete Kremer
PETE KREMER
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 20, 2012	/s/ Pete Kremer
By: PETE KREMER Its: Director

4