Form 10-Q/A
period 2011-12-31
PUB CRAWL HOLDINGS, INC.
filed 2012-04-20
CIK 1496818

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

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Quarterly Report of Pub Crawl Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 17, 2012 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2011	Filed with the SEC on August 11, 2011 as part of our Current Report on Form 8-K
14.01	Code Of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on February 17, 2012 as part of our Quarterly Report on Form 10-Q.

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