Form 10-Q
period 2012-03-31
PUB CRAWL HOLDINGS, INC.
filed 2012-05-14
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54635

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

  X . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes         .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes        .    No

As of May 10, 2012, there were 5,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or “PBCW” refers to Pub Crawl Holdings, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

March 31, 2012 (unaudited) and June 30, 2011

Financial Statement Index

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	March 31, 2012 $	June 30, 2011 $

ASSETS

Cash	22,610	11,806

Total Assets	22,610	11,806

LIABILITIES

Current Liabilities

Accounts Payable	53,632	37,145
Accrued Liabilities	10,226	1,184
Due to Related Parties	12,000	3,000
Loan Payable	120,000	120,000
Deferred Revenue	–	1,531

Total Liabilities	195,858	162,860

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,900,000 and 5,000,000 common shares, respectively	5,900	5,000

Additional Paid-In Capital	47,167	(1,183)

Accumulated Deficit during the Development Stage	(226,315)	(154,871)

Total Stockholders’ Deficit	(173,248)	(151,054)

Total Liabilities and Stockholders’ Deficit	22,610	11,806

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended		Accumulated from May 27, 2010 (Date of Inception) to March 31, 2012 $
	March 31, 2012 $	March 31, 2011 $	March 31, 2012 $	March 31, 2011 $

Revenues	759	3,033	2,198	5,051	3,447

Operating Expenses

Commissions	180	1,184	590	1,184	2,090
Consulting	–	–	–	20,000	20,000
General and administrative	991	1,372	4,511	4,880	12,198
Management fees	8,000	3,000	14,000	9,000	52,000
Professional fees	14,250	14,250	45,500	60,000	125,750

Total Operating Expenses	23,421	19,806	64,601	95,064	212,038

Loss Before Other Expense	(22,662)	(16,773)	(62,403)	(90,013)	(208,591)

Other Expense

Interest Expense	(2,992)	(1,849)	(9,041)	(5,630)	(17,724)

Net Loss	(25,654)	(18,622)	(71,444)	(95,643)	(226,315)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	5,356,044	5,000,000	5,117,818	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to March 31, 2012 $

Operating Activities

Net loss for the period	(71,444)	(95,643)	(226,315)

Changes in operating assets and liabilities:

Accounts payable	20,737	16,361	57,882
Accrued liabilities	9,042	15,630	10,226
Due to related parties	9,000	–	12,000
Deferred revenue	(1,531)	–	–

Net Cash Used In Operating Activities	(34,196)	(63,652)	(146,207)

Financing Activities

Repayment of loan	–	–	(75,000)
Proceeds from common shares	45,000	–	45,000
Proceeds from loan advances	–	–	195,000
Capital contributions	–	–	3,817

Net Cash Provided by Financing Activities	45,000	–	168,817

Increase (decrease) in Cash	10,804	(63,652)	22,610

Cash – Beginning of Period	11,806	67,155	–

Cash – End of Period	22,610	3,503	22,610

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2012, the Company has a working capital deficit of $173,248 and accumulated deficit of $226,315. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2012 and June 30, 2011, the Company had no cash equivalents.

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

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2012, the Company had no potentially dilutive shares.

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

3.

Loan Payable

As at March 31, 2012, the Company owed $120,000 (June 30, 2011 - $120,000) to a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at March 31, 2012, the Company recorded accrued interest of $10,226 (June 30, 2011 - $1,183), which has been recorded as accrued liabilities.

4.

Related Party Transactions

(a)

During the period ended March 31, 2012, the Company incurred management fees of $14,000 (March 31, 2011 - $9,000) to the President and Director of the Company. As at March 31, 2012, the Company owes $12,000 (June 30, 2011 - $3,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

During the period ended March 31, 2012, a related party to the Company repaid outstanding accounts payable of $4,250 without recourse to the Company.  The amount has been treated as a capital contribution and credited against additional paid-in capital.

5.

Common Shares

On February 27, 2012, the Company issued 900,000 common shares at $0.05 per share for proceeds of $45,000.

6.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012 $	June 30, 2011 $
Current Assets	22,610	11,806
Current Liabilities	195,858	162,860
Working Capital (Deficit)	(173,248)	(151,054)

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(34,196)	(63,652)
Cash Flows from (used in) Financing Activities	45,000	-
Net Increase (decrease) in Cash During Period	10,804	(63,652)

Operating Revenues

During the nine months ended March 31, 2012, the Company earned revenues of $2,198 from advertising sources compared with revenues of $5,051 for the nine months ended March 31, 2011.  The decrease in revenues were attributed to the fact that the Company had lower amounts of revenue due to a continued slow economy.

Operating Expenses and Net Loss

During the nine months ended March 31, 2012, the Company recorded operating expenses of $64,601 compared with operating expenses of $95,064 for the nine months ended March 31, 2011.  The decrease in operating expenses was attributed to the fact that new financing received during the period was limited and resulted in a decrease in operating costs, including a decrease of $20,000 in consulting fees that were incurred in the prior year and an overall decrease of $14,500 in professional fees relating to lower legal costs as the Company incurred significant amounts related to its SEC registration process.

Net loss for the nine months ended March 31, 2012 was $71,444 compared with a net loss of $95,643 for the nine months ended March 31, 2011.   In addition to operating expenses, the Company also incurred $9,041 of interest expense for the nine months ended March 31, 2012 compared with $5,630 for the nine months ended March 31, 2011 relating to loans payable of $120,000 to non-related parties which incur interest at 10% per annum.  The increase in interest expense is due to the fact that only a partial period of interest was incurred in the prior year.

Liquidity and Capital Resources

As at March 31, 2012, the Company had a cash balance and asset total of $22,610 compared with $11,806 of cash and total assets as at June 30, 2011. The increase is due to the fact that the Company received $45,000 for the issuance of common shares for the period whereas there were no proceeds from financing in the prior year.

As at March 31, 2012, the Company had total liabilities of $195,858 compared with $162,860 as at June 30, 2011.  The increase in total liabilities was attributed to lack of cash flow to repay outstanding obligations for the period, which increased overall accounts payable and accrued liabilities by $25,529 and amounts due to related parties by $9,000 for unpaid management fees incurred at $1,000 per month.

The overall working capital deficit increased from $151,054 at June 30, 2011 to $173,248 at March 31, 2012.

Cashflow from Operating Activities

During the nine months ended March 31, 2012, the Company used $34,196 of cash for operating activities compared to the use of $63,652 of cash for operating activities during the nine months ended March 31, 2011.  The decrease in the amounts of cash used for operating activities was due to the fact that the Company did not receive any new cash financing, so overall uses of cash was limited.

Cashflow from Investing Activities

During the nine months ended March 31, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended March 31, 2012, the Company received $45,000 from financing activities attributed to the issuance of common shares.  The Company did not have any financing activities during the nine months ended March 31, 2011.

Subsequent Developments

On May 11, 2012, our common stock became quoted on the OTC Bulletin Board.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on April 20, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

MINE SAFETY DISCLOSURES

Not Applicable.

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

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registra nt caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUB CRAWL HOLDINGS, INC.
Dated: May 14, 2012	/s/ Pete Kremer
PETE KREMER
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 14, 2012	/s/ Pete Kremer
By: PETE KREMER Its: Director