Form 10-K
period 2012-06-30
PUB CRAWL HOLDINGS, INC.
filed 2012-10-15
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

PUB CRAWL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-169818	27-2758155
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
19 6th Street Belize City, Belize (Address of principal executive offices)

(949) 851-9261
(Registrant’s Telephone Number) Copy of all Communications to: Naccarato & Associates 1100 Quail Street Suite 100 Newport Beach, CA 92660 Phone: 949-851-9261 Fax: 949-851-9262

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of October 15, 2012, there were 265,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1.    BUSINESS

History of the Company

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com, LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company. Subsequent to the Acquisition, the sole member of PubCrawl owned 100% of the issued and outstanding common shares of the Company. The acquisition of PubCrawl by the Company was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to the Acquisition. The assets, liabilities, and operations of the acquired entity, PubCrawl, have been brought forward at their carrying value and consolidated as though the Acquisition occurred on the date of inception. As a result of the Acquisition, our principal business became the business of PubCrawl.  On September 2, 2012, Pete Kremer, the Company’s President and Director resigned, and the Company appointed Hubert Elrington as the Company’s new President and Director.

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

The Company’s first website, pbpubcrawl.com, was started as a market test website. The market that pbpubcrawl.com focuses on is the Pacific Beach and Mission Beach areas of San Diego, CA. This particular area has a very dense population of bars and restaurants, and attracts many college students and tourists.  Since inception to June 30, 2012 we have continued to generate our revenues through advertising and pub crawl fees, however, our revenues are not sufficient to launch our growth strategy. Pbpubcrawl.com continues to be well received in the community, and we believe that our great reviews and growing popularity will continue and lead to more advertising clients. As we expand our websites to include more areas throughout the nation, we will have to analyze the demographics of each specific area, and change our marketing strategies to fit each location. We will market our websites to people within each specific area in which we maintain our websites.

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

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 8, 2012, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of October 8, 2012, there were 265,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding  of which 225,000,000 were owned by approximately 1 holder of record, based on information provided by our transfer agent.

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

Working Capital

	June 30, 2012 $	June 30, 2011 $
Current Assets	5,820	11,806
Current Liabilities	236,217	162,860
Working Capital (Deficit)	(230,397)	(151,054)

Cash Flows

	Year ended June 30, 2012 $	Year ended June 30, 2011 $
Cash Flows from (used in) Operating Activities	(50,986)	(104,166)
Cash Flows from (used in) Financing Activities	45,000	48,817
Net Increase (decrease) in Cash During Period	(5,986)	(55,349)

Operating Revenues

For the year ended June 30, 2012, the Company generated revenues of $3,018 from advertising and marketing sales compared with $884 for the year ended June 30, 2011.

Operating Expenses and Net Loss

For the year ended June 30, 2012, the Company incurred operating expenses of $119,578 compared with $139,088 for the year ended June 30, 2011.  The decrease in operating expenses was due to $20,000 in consulting fees that were incurred in the prior year that was not incurred for the current year, $20,000 decrease in management fees as the Company did not pay a management bonus for the current year, and was offset by an increase in professional fees of $21,500 for additional legal and accounting fees relating to the Company’s SEC filings and the debt and share agreements during the year.

During the year ended June 30, 2012, the Company incurred a net loss of $124,343, which included a gain on forgiveness of debt by an unrelated party of $4,250 compared with a net loss of $146,127 for the year ended June 30, 2011.  In addition to operating revenues and expenses, the Company incurred interest expense of $12,033 for accrued interest relating to $120,000 of notes payable which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at June 30, 2012, the Company had $5,820 in cash and total assets compared with $11,806 as at June 30, 2011.  The decrease in cash and total assets was attributed to uses of cash for operating activity during fiscal 2012 with limited cash financing from issuance of notes payable.

As at June 30, 2012, the Company had $236,217 of total liabilities compared with $162,860 as at June 30, 2011.  The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $61,138 due to lack of sufficient cash flow to repay outstanding obligations, and $13,750 of amounts due to related parties for outstanding expenditures paid on behalf of the Company and for unpaid management fees.

The Company had a working capital deficit of $230,397 at June 30, 2012 compared with a working capital deficit of $151,054 at June 30, 2011.  The increase in working capital deficit was due to accumulation of unpaid operating costs incurred by the Company.

Cashflow from Operating Activities

During the year ended June 30, 2012, the Company incurred $50,986 in cash for operating activities compared with $104,166 for the year ended June 30, 2011.  The decrease in cash used for operating activities was due to the fact that the Company only had $45,000 in cash proceeds from financing activities to support operating costs for the entire fiscal year.

Cashflow from Investing Activities

During the period from May 27, 2010 (date of inception) to June 30, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended June 30, 2012, the Company received $45,000 from the sale of 900,000 shares of common stock compared with proceeds of $48,817 received during the year ended June 30, 2011 including $120,000 from the issuance of a note payable less $75,000 for repayment of a note payable, and $3,817 of capital contributions to the Company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

For the years ended June 30, 2012 and 2011

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pub Crawl Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pub Crawl Holdings, Inc.  (a development stage company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from May 27, 2010 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pub Crawl Holdings, Inc. as of June 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 15, 2012

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012 $	June 30, 2011 $

ASSETS
Current Assets

Cash	5,820	11,806

Total Assets	5,820	11,806

LIABILITIES

Current Liabilities

Accounts Payable	86,250	37,145
Accrued Liabilities	13,217	1,184
Due to Related Parties	16,750	3,000
Loan Payable	120,000	120,000
Deferred Revenue	–	1,531

Total Liabilities	236,217	162,860

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 50,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 350,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 265,500,000 and 225,000,000 common shares, respectively

	265,500	225,000

Additional Paid-In Capital	(216,683)	(221,183)

Accumulated Deficit during the Development Stage	(279,214)	(154,871)

Total Stockholders’ Deficit	(230,397)	(151,054)

Total Liabilities and Stockholders’ Deficit	5,820	11,806

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to June 30, 2012 $

Revenues	3,018	884	4,267

Operating Expenses

Commissions	880	1,500	2,380
Consulting	–	20,000	20,000
General and administrative	5,948	6,338	13,635
Management fees	17,000	37,000	55,000
Professional fees	95,750	74,250	176,000

Total Operating Expenses	119,578	139,088	267,015

Loss Before Other Expense	(116,560)	(138,204)	(262,748)

Other Income (Expense)

Gain on forgiveness of debt	4,250	-	4,250
Interest expense	(12,033)	(7,923)	(20,716)

Net Loss	(124,343)	(146,127)	(279,214)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	239,053,275	225,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Cashflows

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to June 30, 2012 $

Operating Activities

Net loss for the year	(124,343)	(146,127)	(279,214)

Adjustment to reconcile net loss to net cash used for operating avtivities:

Gain on forgiveness of debt	(4,250)	-	(4,250)
Changes in operating assets and liabilities:

Accounts payable	53,355	37,006	90,500
Accrued liabilities	12,033	424	13,217
Due to related parties	13,750	3,000	16,750
Deferred revenue	(1,531)	1,531	–

Net Cash Used In Operating Activities	(50,986)	(104,166)	(162,997)

Financing Activities

Repayment of loan	–	(75,000)	(75,000)
Proceeds from loan	–	120,000	195,000
Proceeds from issuance of common shares	45,000	–	45,000
Capital contributions	–	3,817	3,817

Net Cash Provided by Financing Activities	45,000	48,817	168,817

Increase (decrease) in Cash	(5,986)	(55,349)	5,820

Cash – Beginning of Period	11,806	67,155	–

Cash – End of Period	5,820	11,806	5,820

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From May 27, 2010 (Date of Inception) to June 30, 2012

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – May 27, 2010 (Date of Inception)	–	–	–	–	–

Founders shares issued as part of the recapitalization	225,000,000	225,000	(225,000)	–	–

Net loss for the period	–	–	–	(8,744)	(8,744)
	–	–
Balance – June 30, 2010	225,000,000	225,000	(225,000)	(8,744)	(8,744)

Capital contributions	–	–	3,817	–	3,817

Net loss for the period	–	–	–	(146,127)	(146,127)

Balance – June 30, 2011	225,000,000	225,000	(221,183)	(154,871)	(151,054)

Issuance of common shares for cash	40,500,000	40,500	4,500	–	45,000

Net loss for the period	–	–	–	(124,343)	(124,343)
	–	–
Balance – June 30, 2012	265,500,000	265,500	(216,683)	(279,214)	(230,397)

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2012, the Company has a working capital deficit of $230,397 and an accumulated deficit of $279,214. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2012 and 2011, the Company had no cash equivalents.

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

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2012 and 2011, the Company had no potentially dilutive shares.

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

3.

Related Party Transactions

a)

During the year ended June 30, 2012, the Company incurred $17,000 (2011 - $37,000) of management fees to the President and Director of the Company.

b)

As of June 30, 2012, the Company owes $16,750 (2011 - $3,000) to the Company’s former President for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.

Loan Payable and Forgiveness of Debt

As of June 30, 2012, the Company owed $120,000 (2011 - $120,000) to a non-related company for financing of the Company’s day-to-day operations. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. As of June 30, 2012, the Company recorded accrued interest of $12,033 (2011 - $1,183), which has been recorded as accrued liabilities.

As of June 30, 2012, the Company had recorded a gain on forgiveness of debt from an unrelated party in the amount of $4,250.

5.

Common Shares

a)

On February 27, 2012, the Company issued 40,500,000 split-adjusted common shares for proceeds of $45,000.

b)

On May 27, 2010, the Company issued 225,000,000 split-adjusted founders shares to the President and Director of the Company.

6.

Income Taxes

The Company has $279,214 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended June 30, 2012 and had no uncertain tax positions as at June 30, 2012:

	2012 $	2011 $

Net loss before taxes	(124,343)	(146,127)
Statutory rate	34%	34%

Computed expected tax recovery	42,277	49,683
Valuation allowance	(42,277)	(49,683)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as of June 30, 2012 and 2011, after applying enacted corporate income tax rates, are as follow:

	2012 $	2011 $

Net operating losses carried forward	94,933	52,656
Valuation allowance	(94,933)	(52,656)

Net deferred tax asset	-	-

PUB CRAWL HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

7.

Subsequent Events

As at the date of issuance of the financial statements, the Company did not have any material reportable events occurring after June 30, 2012 with the exception of the following:

On September 2, 2012, the Company assigned the rights of Pub Crawl, a limited liability company in California, to the former President of the Company in exchange for the assignment of 225,000,000 common shares.

On September 17, 2012, the Company and its Board of Directors approved an increase in the authorized share capital of the Company from 10,000,000 preferred shares to 50,000,000 preferred shares and from 250,000,000 common shares to 350,000,000 common shares.  Furthermore, the Company approved a 45-for-1 forward stock split of its issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 5,900,000 common shares to 265,500,000 common shares and the effects of the forward stock split has been applied retroactively to the Company’s inception date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of June 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Hubert Elrington	57	CEO, CFO, President, Treasurer, Secretary, & Director	September 3, 2012
* Peter J. Kremer (prior)	30	CEO, CFO, President, Treasurer, Secretary, & Director	May 25, 2010

•

- Mr Kremer resigned all positions with the Company on September 3, 2012

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Hubert Elrington – Mr. Elrington serves the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.   On September 3, 2012 Mr. Hubert Elrington was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.  Mr. Elrington graduated from the the University of London in 1977 and holds an LLB (Hon). He was a member of the Inner Temple in London in 1979 where he served as a Barrister. Mr. Elrington also held the post of Attorney General of Belize from 1984 through 1986. He is also the former Senior Counsel of Belize. Mr. Elrington has more than thirty years of legal experience in a wide range of corporate and securities matters. His experience spans numerous securities offerings, venture capital financings, fund formation, mergers and acquisitions, and the representation of foreign investors in U.S. businesses.  In light of Mr. Elrington’s experience, the Board of Directors believes it is in the Company’s best interests to appoint Mr. Elrington as the sole officer and director.

Peter J. Kremer – Mr. Kremer graduated from the University of California at Santa Barbara in 2003 with a Bachelor of Arts in Psychology. Over the last few years Pete Kremer has gained knowledge and experience with website design and business start-ups. In 2007 he co-founded and currently is Chief Operating Officer of I am…™ Clothing, a start-up clothing company based in San Diego, CA. During the initial start-up phase of I am…™ Clothing, Mr. Kremer designed and developed a complete e-commerce website for the company. He is currently the owner and operator of PubCrawl, which he began the initial design and development and business plan for in August of 2009. Mr. Kremer devotes approximately 15 – 20 hours per week to the management and growth of PubCrawl, as he also devotes time to his latest start-up company, Bcome, LLC. Mr. Kremer started Bcome, LLC in early 2012 as a design firm which provides clients with website and graphic design, and currently devotes 15 – 20 hours per week to its operations.

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

ITEM 11.       EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our sole officer and director for the fiscal year ended June 30, 2012. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter J. Kremer (1) Former President, CEO, CFO, Secretary, Treasurer and Director	2012	17,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	17,000
	2011	12,000(2)	25,000(3)	-0-	-0-	-0-	-0-	-0-	37,000

(1)

The Company’s sole officer and director currently devotes approximately 15-20 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of PubCrawl and the research and development associated with expanding the Company to new markets and website domains. Mr. Kremer is the former President, CEO, CFO, Secretary, Treasurer and Director of the Company and served in this capacity until September 3, 2012.

(2)

Pursuant to the Management Agreement, effective June 1, 2010, Peter Kremer agreed to act as our President, Chief Executive Officer and Chairman of the Board of Directors, for a term of one year in exchange for $1,000 per month, and continued on a month-to-month basis until termination.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2012.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 6, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Hubert Elrington 19 6th Street, Belize City, Belize	Common	225,000,000	84.7%
All Officers and Directors as a Group (1 Person)	Common	225,000,000	84.7%

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

(2)

Based on 265,500,000 issued and outstanding shares of common stock as of October 6, 2012.

Changes in Control

On September 2, 2012, Peter J. Kremer resigned as President and Director of the Company and assigned 225,000,000 common shares to Hubert Elrington, who was appointed as the Company’s new President and Director.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended June 30, 2012, the Company incurred $17,000 (2011 - $37,000) of management fees to the former President and Director of the Company.

As at June 30, 2012, the Company owes $16,750 (2011 - $3,000) to the Company’s former president for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

ITEM 14.

PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit fees	$10,000	$10,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$10,000

Audit Fees

During the fiscal years ended June 30, 2012, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2012.

During the fiscal year ended June 30, 2011, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	Filed with the SEC on August 11, 2012 as part of our Current Report on Form 8-K
10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	Filed with the SEC on August 11, 2012 as part of our Current Report on Form 8-K
14.01	Code of Ethics	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 7, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page To Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUB CRAWL HOLDINGS, INC.

Dated: October 15, 2012

/s/ Hubert Elrington

By: Hubert Elrington

Its: President, Principal Executive Officer &

Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  October 15, 2012

/s/ Hubert Elrington

Hubert Elrington - Director

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