Form 10-Q
period 2012-09-30
PUB CRAWL HOLDINGS, INC.
filed 2012-11-19
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54635

PUB CRAWL HOLDINGS, INC.

 (Name of small business issuer in its charter)

Nevada	27-2758155
(State of incorporation)	(I.R.S. Employer Identification No.)

19 6th Street

Belize City, Belize

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

As of November 16, 2012, there were 265,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

September 30, 2012 (unaudited) and June 30, 2012

Financial Statement Index

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	September 30, 2012 $	June 30, 2012 $

ASSETS

Cash	2,177	5,820

Total Assets	2,177	5,820

LIABILITIES

Current Liabilities

Accounts Payable	87,469	86,250
Accrued Liabilities	16,241	13,217
Due to Related Parties	1,000	16,750
Loan Payable	120,000	120,000

Total Liabilities	224,710	236,217

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 50,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 350,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 265,500,000 common shares

	265,500	265,500

Additional Paid-In Capital	(195,042)	(216,683)

Accumulated Deficit during the Development Stage	(292,991)	(279,214)

Total Stockholders’ Deficit	(222,533)	(230,397)

Total Liabilities and Stockholders’ Deficit	2,177	5,820

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to September 30, 2012 $

Revenues	303	880	4,570

Operating Expenses

Commissions	–	410	2,380
Consulting	–	–	20,000
General and administrative	1,555	891	15,190
Management fees	3,000	3,000	58,000
Professional fees	6,500	17,000	182,500

Total Operating Expenses	11,055	21,301	278,070

Loss Before Other Expense	(10,752)	(20,421)	(273,500)

Other Expense

Gain on forgiveness of debt	–	–	4,250
Interest Expense	(3,025)	(3,024)	(23,741)

Net Loss	(13,777)	(23,445)	(292,991)
Net Earnings per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	265,500,000	225,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Consolidated Statements of Cashflows

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from May 27, 2010 (Date of Inception) to September 30, 2012 $

Operating Activities

Net loss for the period	(13,777)	(23,445)	(292,991)

Adjustments to reconcile net loss to net cash used for operating activities:

Gain on forgiveness of debt	–	–	(4,250)
Deconsolidation of subsidiary	(609)	–	(609)

Changes in operating assets and liabilities:

Accounts payable	1,219	15,000	91,719
Accrued liabilities	3,024	3,025	16,241
Due to related parties	6,500	3,000	23,250
Deferred revenue	–	(560)	–

Net Cash Used In Operating Activities	(3,643)	(2,980)	(166,640)

Financing Activities

Repayment of loan	–	–	(75,000)
Proceeds from loan	–	–	195,000
Proceeds from issuance of common shares	–	–	45,000
Capital contributions	–	–	3,817

Net Cash Provided by Investing Activities	–	–	168,817

Increase (decrease) in Cash	(3,643)	(2,980)	2,177

Cash – Beginning of Period	5,820	11,806	–

Cash – End of Period	2,177	8,826	2,177

Non-cash investing and financing activities:

Forgiveness of related party debt	22,250	–	22,250

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company. The Company is a development stage company as defined by FASB guidelines.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2012, the Company has a working capital deficit of $222,533 and accumulated deficit of $292,991. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The financial statements include the accounts of the Company and its former subsidiary, PubCrawl, a limited liability company in California, to September 3, 2012.  All significant intercompany transactions have been eliminated as part of the consolidation.  The Company’s fiscal year end is June 30.

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

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30 and June 30, 2012, the Company had no cash equivalents.

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

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2012, the Company had no potentially dilutive shares.

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

3.

Deconsolidation

On September 3, 2012, the Company sold 100% rights of PubCrawl to the former President and Director of the Company. On the date of the transaction, PubCrawl had no liabilities and total assets of $609, which has been eliminated against additional paid-in capital.

4.

Loan Payable

As of September 30, 2012, the Company owed $120,000 (June 30, 2012 - $120,000) to a non-related company for financing of the Company’s day-to-day operations.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As of September 30, 2012, the Company recorded accrued interest of $16,240 (June 30, 2012 - $13,217), which has been recorded as accrued liabilities.

5.

Related Party Transactions

a)

During the period ended September 30, 2012, the Company incurred $2,000 (September 30, 2011 - $3,000) of management fees to the former President and Director of the Company.

b)

During the period ended September 30, 2012, the Company incurred $1,000 (September 30, 2011 - $nil) of management fees to the President and Director of the Company.

c)

During the period ended September 30, 2012, the former President and Director of the Company forgave $22,250 owing for management fees incurred on behalf of the Company. As at September 30, 2012, the Company owes $nil (June 30, 2012 - $16,750) to the former President and Director of the Company.

d)

As at September 30, 2012, the Company owes $1,000 (June 30, 2012 - $nil) to the President and Director of the Company for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Subsequent events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012 $	June 30, 2012 $
Current Assets	2,177	5,820
Current Liabilities	224,710	236,217
Working Capital (Deficit)	(222,533)	(230,397)

Cash Flows

	September 30, 2012 $	September 30, 2011 $
Cash Flows from (used in) Operating Activities	(3,643)	8,826
Cash Flows from (used in) Financing Activities	-	183,325
Net Increase (decrease) in Cash During Period	(3,643)	(174,499)

Operating Revenues

During the three months ended September 30, 2012, the Company earned revenues of $303 from advertising sources compared with revenues of $880 for the three months ended September 30, 2011.

Operating Expenses and Net Loss

During the three months ended September 30, 2012, the Company recorded operating expenses of $11,055 compared with operating expenses of $21,301 for the three months ended September 30, 2011.  The decrease in operating expenses was attributed to limited cash flows to perform operating activities including a decline of $10,500 in professional fees relating to lower legal costs.

Liquidity and Capital Resources

As at September 30, 2012, the Company had a cash balance and asset total of $2,177 compared with $5,820 of cash and total assets as at June 30, 2012. The decrease is due to the fact that the Company did not raise any additional financing during the period and used limited cash flows to satisfy outstanding operating expenses.

As at September 30, 2012, the Company had total liabilities of $224,710 compared with $236,217 as at June 30, 2012.  The decrease was due to the forgiveness of $22,250 of related party payables offset by an increase of $4,243 in accounts payable and accrued liabilities due to the limited cash flows of the Company resulting in longer lead times in payment of outstanding obligations.

The overall working capital deficit decreased from $230,397 at June 30, 2012 to $222,533at September 30, 2012 due to the forgiveness of related party payables of $22,250.

Cashflow from Operating Activities

During the three months ended September 30, 2012, the Company used $3,643 of cash for operating activities compared to the use of $2,980 of cash for operating activities during the three months ended September 30, 2011.  The net change in consistent with prior year and the slight increase is due to timing differences in the settlement of outstanding obligations.

Cashflow from Investing Activities

During the three months ended September 30, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended September 30, 2012 and 2011, the Company did not have any financing activities.

Subsequent Developments

None

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K as filed with the SEC on October 15, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PUB CRAWL HOLDINGS, INC.
Dated: November 19, 2012	/s/ Hubert Elrington
By: HUBERT ELRINGTON
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2012	/s/ Hubert Elrington
By: HUBERT ELRINGTON Its: Director