Form 10-K
period 2012-12-31
PUB CRAWL HOLDINGS, INC.
filed 2013-04-15
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission file number 000-54635

PUB CRAWL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

801 West Bay Drive
Suite 470
Largo, Florida  33770
(Address of Principal Executive Offices, including zip code)

727-330-2731
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]     NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012:  $0.00.

As of April 12, 2013, 125,500,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We were incorporated in the State of Nevada on May 27, 2010 to operate as an Internet-based company specializing in providing information on happy hours, drink specials, nightly specials and “pub crawls” for bars and restaurants in San Diego, California.  On November 28, 2012 we acquired all of the issued and outstanding common stock of Mobile Dynamic Marketing, Inc. (“MDM”) a Florida Corporation and changed our business to designing and selling mobile apps for smart phones and other mobile platforms such as tablets.

We have no revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Business Development Summary

We were incorporated as Pub Crawl Holdings, Inc. in the state of Nevada on May 27, 2010. On June 14, 2010, we entered into an Assignment Agreement (the “Acquisition”) with PB PubCrawl.com, LLC (“PubCrawl”), a California limited liability company, whereby we acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 shares of our common stock.

Acquisition of Mobile Dynamic Marketing, Inc.

On November 28, 2012, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Mobile Dynamic Marketing, Inc. (“MDM”) a Florida corporation, and the shareholders of MDM (the “Shareholders”).   On November 28, 2012, in accordance with the Exchange Agreement dated November 28, 2012, we acquired all of the issued and outstanding shares of MDM.  In exchange for all of the issued and outstanding shares of MDM, the Shareholders received 85,000,000 shares of our common stock, which represented approximately 73.60% of our outstanding common stock.

Our Business

We are engaged in the business of designing and selling mobile applications for the Apple® and Android® platforms.

We have created a business plan built upon designing and selling mobile apps for smart phones and other mobile platforms such as tablets. We will be striving to design and develop applications which will not only improve workforce productivity, but as is the case with our initial app, bring additional interactive marketing exposure to small businesses through our products and services.  We have designed a website which will be a primary source of information for the general public of the nature of our business.  Additionally, we have begun our initial writing, design and programming of our first mobile app. During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model, including researching the items needed to secure a trademark and develop relationships with mobile app retailers.  Our president, Mr. Brian McFadden, has assisted and completed the design of our initial logo.  We do not presently have a market-ready product, and we currently do not have any customers. As such, we have generated no revenues

We are attempting to build a successful designer of mobile app for smart phones and other mobile devices.  In order to generate revenues during the next twelve months, we must:

1. Maintain our website – We believe that the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming apps as well as industry related information regarding new technology and device updates. We have developed our preliminary website, and are in the process of developing a more advanced site where we can provide a more detailed section regarding proprietary app designs and features. We have begun designing a more advanced website, and intend to launch it during the second quarter of 2013.

2. Develop and implement a product development timeline – We will require the implementation of a detailed timeline to ensure our production a marketable mobile application.  These keys areas will need to be addressed to assist in the assurance of the Company’s success:

•	efficient design and programming writing;
•	extensive Beta testing through friends and family network, or eventually through current users;
•	timely and useful downloadable updates;
•	marketable launch through third party retailer or through the Company’s website.

3. Develop and implement a marketing plan – Our planned revenue streams will require an extensive list of contacts to allow for the marketing of our mobile apps. Awareness of the revenue potential we will be able to deliver through our app sales, will be delivered through the implementation of a number of marketing initiatives including search engine optimization, website completion, hosted video demonstrations, third party service contacts, tradeshow attendance, as well as blogging and other forms of social media which are driven by technology and mobile flexibility. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1. Develop and implement a marketing plan – Our planned revenue streams will require establishing a web presence and improved visibility within the public and private sectors. A major key factor in our success will be the building of third party relationships within the mobile technology industry.

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, our website (www.mobiledynamicmarketing.com) will be a primary asset and a potential key source of revenue generation, as well as company information. Currently, management is formulating its plan on how best to employ its resources to expand and improve the site. We are working to add to the functionality of the site including: announcements of new apps, updates on our future app development, updates on mobile technology, and blogs focused on the mobile app market and desires of end-users. Additionally we need to optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for our brand. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We do not presently have a market-ready product, nor do we have any customers; thus have generated no revenues.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;
•	Development of Company logo;
•	Development of our business plan;
•	Preparation for Application for a Trademark;
•	Launching of our preliminary website; and
•	Begin the design and development of our initial mobile application.

Currently we own no property.   We lease space for our offices that are located 801 West Bay Drive, Suite 470, Largo, Florida 33770.  Telephone 727-330-2731.  We lease our offices from West Bay Largo LLC pursuant to a written lease dated December 1, 2012.  The term of our lease is month-to-month.  Our monthly rent is $25.

Convertible Promissory Note

On December 6, 2012, we entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for our common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.

Employees

We are a development stage company and currently have only two part-time employees, our president, chief executive officer, and a member of our board of directors, Brian McFadden and our secretary, treasurer, chief financial officer and a member of our board of directors, Michelle Pannoni.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

We own no properties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “PBCW”.  The shares of common stock began trading in the first quarter of 2011.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2013	High Bid	Low Bid
First Quarter: 1/1/13 to 3/6/13	$0.0045	$0.0042

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$0.00	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.00	$0.00
Second Quarter: 4/1/12 to 6/30/12	$0.00	$0.00
First Quarter: 1/1/12 to 3/31/12	$0.00	$0.00

Fiscal Year – 2011	High Bid	Low Bid
Fourth Quarter: 10/1/11 to 12/31/11	$0.00	$0.00
Third Quarter: 7/1/11 to 9/30/11	$0.00	$0.00
Second Quarter: 4/1/11 to 6/30/11	$0.00	$0.00
First Quarter: 1/1/11 to 3/31/11	$0.00	$0.00

Holders

On March 29, 2013, we had 61 shareholders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section should be read in conjunction with the financial statements and notes thereto set forth in Item 8 of this Annual Report. In addition to historic information, this discussion includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

The following review of operations from MDM for the period ending December 31, 2012 and should be read in conjunction with our Financial Statements and the Notes included in this Form 8-K and with the Financial Statements, Notes and Management’s Discussion.

On November 28, 2012, we acquired 100% of the issued and outstanding shares of common stock of Mobile Dynamic Marketing, Inc. (“MDM”) a Florida Corporation and changed our business to designing and selling mobile apps for smart phones and other mobile platforms such as tablets.

We also changed our fiscal year end from June 30 to December 31.

OVERVIEW

We were incorporated on May 27, 2010 to engage in the business of an Internet-based company specializing in providing information on Happy Hours, drink specials, nightly specials and “pub crawls” for bars and restaurants in San Diego, California.   Our operations were not profitable. Based upon our losses we decided it was in our best interests to change our direction and accordingly we acquired Mobile Dynamic Marketing, Inc. (“MDM”) a Florida Corporation and changed our business to designing and selling mobile apps for smart phones and other mobile platforms such as table.

RESULTS OF OPERATIONS AT DECEMBER 31, 2012

Working Capital

December 31, 2012
Current Assets	$ 103,266
Current Liabilities	$ 415,626
Working Capital (Deficit)	$ (312,360)

Cash Flows

December 31, 2012
Cash Flows from Operating Activities	$(46,759)
Cash Flows from Financing Activities	$150,000
Net Increase in Cash During Period	$103,241

Operating Revenues

During the fiscal period ended December 31, 2012, we did not earned revenues having changed our business focus from operating as an Internet-based company specializing in providing information on happy hours, drink specials, nightly specials and “pub crawls” for bars and restaurants in San Diego, California to designing and selling mobile apps for smart phones and other mobile platforms such as tablets.

Operating Expenses and Net Loss

During the period ended December 31, 2012, we recorded operating expenses of $66,048 comprised of consulting fees of $25,000, professional fees of $14,750 for accounting and legal expenses relating to our financial reporting process, and $19,482 of payroll costs including $18,484 to management and directors of our company.

Our net loss for the period ended December 31, 2012 was $251,456.  In addition to operating expenses, we incurred a loss on the change in fair value of our derivative liability of $245,285, and interest expense of $6,171 relating to interest and accretion costs relating to our $150,000 convertible debenture, which is unsecured, bears interest at 10% per annum, and is due on December 5, 2014.  The debenture is also convertible into common shares of our company, at the option of the debenture holder, at a conversion price of 25% of the average of the three lowest closing prices of our common shares in the ten trading days prior to conversion.

Liquidity and Capital Resources

At December 31, 2012, we had a cash of $103,241 and total assets of $103,266.  At December 31, 2012, our total liabilities were $420,770, comprised of accounts payable and accrued liabilities of $20,341, convertible debenture of $5,144 net of unamortized discount of $144,866, and derivative liabilities of $395,285.   Our working capital deficit was $312,360.

Cashflow from Operating Activities

During the period from November 7, 2012 (date of inception) to December 31, 2012, we used $46,759 of cash for operating expenses which primarily consisted of payroll and professional fees incurred by our company.

Cashflow from Investing Activities

During the period from November 7, 2012 (date of inception) to December 31, 2012, we did not have any investing activities.

Cashflow from Financing Activities

During the period from November 7, 2012 (date of inception) to December 31, 2012, we received $150,000 from the issuance of a convertible debenture which is unsecured, bears interest at 10% per annum, and is due on December 5, 2014.

Convertible Promissory Note

On December 6, 2012, we entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for our common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.  In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the derivative of $150,000 and recorded an additional initial derivative liability of $347,557, which was recorded as a loss on change in fair value of the derivative liability. At December 31, 2012, the fair value of the derivative liability was $395,285, resulting in a gain on change in fair value of the derivative liability of $102,272.  During the period ended December 31, 2012, the Company recorded accretion expense of $5,144.

Critical Accounting Policies and Estimates

We prepared our financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  We identified certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of each of the critical accounting policies. The following is a discussion of our most critical accounting policies:

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

    The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and convertible debenture.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

    The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liabilities (Note 5)	-	-	395,285	(245,285)
Total	-	-	395,285	(245,285)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pub Crawl Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Pub Crawl Holdings, Inc. (the “Company”), a development stage company, as of December 31, 2012 and the related statement of operations, stockholders' deficit, and cash flows for the period from inception (November 7, 2012) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pub Crawl Holdings, Inc. as of December 31, 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit since inception and is dependent upon the issuance of additional debt and the raising of equity capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2013

Index to Financials

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Balance Sheet

December 31, 2012 $

ASSETS

Cash	103,241
Prepaid expenses	25

Total Assets	103,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	20,341
Derivative liabilities (Note 5)	395,285

Total Current Liabilities	415,626

Convertible debenture, net of unamortized discount (Note 4)	5,144

Total liabilities	420,770

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 125,500,000 common shares	125,500

Additional Paid-In Capital	(125,500)

Accumulated Deficit during the Development Stage	(317,504)

Total Stockholders’ Deficit	(317,504)

Total Liabilities and Stockholders’ Deficit	103,266

(The accompanying notes are an integral part of these financial statements)

Index to Financials

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Operations

Period from November 7, 2012 (date of inception) to December 31, 2012 $

Revenue	–

Operating expenses

Consulting fees	25,000
General and administrative	6,816
Payroll	19,482
Professional fees	14,750

Total operating expenses	66,048

Loss from operations	(66,048)

Other (expense)

Loss on change in fair value of derivative liabilities	(245,285)
Interest expense	(6,171)

Total other (expense)	(251,456)

Net loss	(317,504)

Net loss per share, basic and diluted	(0.00)

Weighted average shares outstanding	80,583,333

(The accompanying notes are an integral part of these financial statements)

Index to Financials

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Cashflows

Period from November 7, 2012 (date of inception) to December 31, 2012
$
Operating Activities

Net loss for the period	(317,504)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	5,144
Loss on change in fair value of derivative liabilities	245,285

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(25)
Accounts payable and accrued liabilities	20,341

Net cash used in operating activities	(46,759)

Financing Activities

Proceeds from issuance of convertible debentures	150,000

Net cash provided by financing activities	150,000

Increase in cash	103,241

Cash, beginning of period	–

Cash, end of period	103,241

Non-cash transactions

Discount on Convertible Note due to Derivative Liability	150,000
Effect of reverse merger	125,500

Supplemental Disclosures

Interest paid	–
Income tax paid	–

(The accompanying notes are an integral part of these financial statements)

Index to Financials

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From November 7, 2012 (Date of Inception) to December 31, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – November 7, 2012 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	10,000,000	10,000	(10,000)	–	–

Effect of reverse merger	115,500,000	115,500	(115,500)	–	–

Net loss for the period	–	–	–	(317,504)	(317,504)
	–	–
Balance – December 31, 2012	125,500,000	125,500	(125,500)	(317,504)	(317,504)

(The accompanying notes are an integral part of these financial statements)

Index to Financials

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

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended December 31, 2012, the Company has a working capital deficit of $312,360 and an accumulated deficit of $317,504. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a) Basis of Presentation and Principles of Consolidation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

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

c) Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2012, the Company had no cash equivalents.

Index to Financials

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

2.     Summary of Significant Accounting Policies (continued)

d) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2012, the Company had no potentially dilutive shares.

e) Financial Instruments
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and convertible debenture.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:
Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liabilities (Note 5)	-	-	395,285	(245,285)
Total	-	-	395,285	(245,285)

Index to Financials

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

g) Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Index to Financials

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

3.     Reverse Merger

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Pub Crawl at the date of acquisition were assumed by the former management.

4.     Convertible Debentures

On December 6, 2012, the Company entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the derivative of $150,000, and a full discount on the convertible debenture. During the period ended December 31, 2012, the Company recorded accretion expense of $5,144, and as at December 31, 2012, the convertible debenture is $5,144 with a remaining unamortized discount of $144,866.

5.     Derivative Liabilities

As at December 31, 2012, the following are the fair value of the derivative to account for the convertibility feature of the convertible debenture as well as the fact that there is no lower limit on the number of issuable common shares upon conversion:

December 31, 2012 $

Convertible promissory note, due December 5, 2014	395,285

On December 6, 2012 (issuance date), the Company recorded the initial fair value of the derivative liability at $497,557, and a loss on change in the fair value of the derivative liability of $347,557.  At December 31, 2012, the Company mark-to-market the fair value of the derivative liability to $395,285, and a gain on the change in fair value of the derivative liability of $102,272.  During the period ended December 31, 2012, the Company recorded a loss on the fair value of the derivative liability of $245,285. The fair value of the derivative financial liabilities was determined using the multinomial lattice models and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 6, 2012 (issuance date)	318%	0.25%	0%	2.00
At December 31, 2012	312%	0.25%	0%	1.93

Index to Financials

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

6.     Related Party Transactions

During the period ended December 31, 2012, the Company incurred payroll expense of $18,484 to the management and director of the Company.

7.     Common Shares

a)
On November 7, 2012, the Company issued 1,000,000 founders share with a fair value of $1,000 to management and directors of the Company. The amounts have been recorded as contributed capital. Upon the reverse merger as described in Note 7b), these amounts have been recorded to additional paid-in capital.

b)
On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and 1,000,000 founders’ shares held by the management and directors of Mobile Dynamic.

8.     Income Taxes

The Company has $67,075 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the period ended December 31, 2012 and had no uncertain tax positions as at December 31, 2012:

December 31, 2012 $

Net loss before taxes	(317,504)
Statutory rate	34%

Computed expected tax recovery	107,951
Permanent differences and other	(85,145)
Valuation allowance	(22,806)

Income tax provision	–

As at December 31, 2012, the Company has non-capital losses carried forward of $67,075, which are available to offset deferred years’ taxable income. These losses expire as follows:

$

2030	67,075

67,075

9.     Subsequent events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  M&K CPAS, PLLC audited our financial statements for the year ended December 31, 2012.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	27	President, Principal Executive Officer and a Director

Michelle Pannoni	45	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

Background of officers and directors

Brian McFadden

Since November 29, 2012 Brian McFadden has been our president, principal executive officer and a member of our board of directors.  Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others.  In December 2008, Mr. McFadden founded Rail Nine Media, a full service web design and marketing house that has worked with clients ranging from MTV’s Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns.   In April 2010, Mr. McFadden co-founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups.   Mr. McFadden expanded his IRocNights customer base through the launch of Let’s Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let’s Stay Local focused on daily deals for the targeted younger generations. While at Let’s Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled.  Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden currently remains at Rail Nine Media, where he started working in 2008.

Michelle Pannoni

Since November 29, 2012, Michelle Pannoni has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.   Ms. Pannoni attended Monroe Community College and Rochester Institute of Technology in Rochester, New York with a major concentration in Accounting and minor concentration in Finance and Marketing.   Ms. Pannoni began her professional career by securing the position of Junior Accountant for a major accounting firm in New York.  She subsequently expanded her career experience capitalizing on her marketing background and secured a position as Marketing Partner in a hospitality enterprise with full accountability for all phases of marketing management, promotions and sales, and developed the business to the point of a profitable sale.   Ms. Pannoni subsequently relocated to Florida for an opportunity as VP Marketing for a Marketing Group of various condominium tracts where she was responsible for the development, execution, and tracking of multiple web based marketing lead generation and sales programs.  She continued to expand her business expertise, serving in the management, marketing, and accounting functions for various private and public venues, all with corporate objectives related to utilizing her skill set in the development and ongoing management of web based marketing services.  In April of 2007, Ms. Pannoni launched her own unique retail business “Talk of the Town Accessories” which she developed, marketed, and brought to a profitable sale in September 2009.   In October 2009 she became active as Florida Realtor specializing in the analysis, packaging, and web based marketing and sales of Commercial Real Estate venues including mixed use land sites, apartment and condominium conversion projects, marinas, hospitality/hotel acquisition and conversion to fractional use projects.   In March of 2011, Ms. Pannoni launched her own web based marketing and design company –Trudico LLC, and simultaneously partnered with Brian McFadden, for the launch of Let’s Stay Local, an Entertainment venue designed to leverage the Groupon Daily Deal phenomenon into a younger, recurring, local nightlife demographic. Currently, Ms. Pannoni remains involved in the day to day operations of Trudico LLC while also remaining an active Florida Realtor.

Conflicts of Interest

We believe that our current officers and directors will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. McFadden and Ms. Pannoni have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
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

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
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

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  We have not yet employed an audit committee financial expert due to the inability to attract such a person.

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

Disclosure Committee and Charter

We do not have a disclosure committee and disclosure committee charter.  We plan to establish a Disclosure Committee and will operate under a charter.   The purpose of a disclosure committee would be to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Hubert Elrington and Peter Kramer who never filed any Forms 3, 4 or 5 and have no intention to do so.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years ended December 31, 2012 and 2011, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)

Brian McFadden	2012	10,000	0	0	0	0	0	0	10,000
President	2011	0	0	0	0	0	0	0	0

Michelle Pannoni	2012	10,000	0	0	0	0	0	0	10,000
Secretary & Treasurer	2011	0	0	0	0	0	0	0	0

Hubert Elrington	2012	0	0	0	0	0	0	0	0
Former President & Secretary	2011	0	0	0	0	0	0	0	0

Peter Kremer	2012	17,000	0	0	0	0	0	0	17,000
Former President & Secretary	2011	12,000	25,000	0	0	0	0	0	37,000

We have paid any salaries in 2013 of $24,000 to Brian McFadden and $24,000 to Michelle Pannoni.  We anticipate paying an additional $100,000 to each in 2013.

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Brian McFadden	0	0	0	0	0	0	0

Michelle Pannoni	0	0	0	0	0	0	0

Hubert Elrington (resigned)	0	0	0	0	0	0	0

Peter Kremer (resigned)	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

We have not paid any compensation to our directors in 2013.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Director Independence

None of directors are deemed independent as a matter of law.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2012, immediately after our issuance of 10,000,000 shares of common stock to Mr. McFadden and Ms. Pannoni and Mr. Elrington’s transfer of 75,000,000 shares of common stock to Mr. McFadden and Ms. Pannoni, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of November 29, 2012, there were 115,500,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers:
Brian McFadden(1)	42,500,000	36.80%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (2)	42,500,000	36.80%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	85,000,000	73.60%

(1)
Brian McFadden acquired 5,000,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(2)
Michelle Pannoni acquired 5,000,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(3)
Hubert Elrington irrevocably canceled and returned to authorized but unissued status a total of 150,000,000 shares of common stock on November 28, 2012, thereby reducing the total number of issued and outstanding common shares to the present number of 115,500,000 shares.

Future sales by existing stockholders

Currently, Rule 144 of the Securities Act of 1933, as amended, (the “Act”) is unavailable for the resale of our shares of common stock because we are categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.  One year from November 30, 2012, the date that we file this Form 8-K, Rule 144 will then be available for the resale of our restricted securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At June 30, 2012, we incurred $17,000 (2011 - $37,000) of management fees to our former President and Director.

As at June 30, 2012, we owed $16,750 (2011 - $3,000) to our former president for management fees incurred on our behalf. The amount owing is unsecured, non-interest bearing, and due on demand.

On November 6, 2012, the Company issued 1,000,000 founders shares to the President and Director of the Company with a fair value of $1,000, which has been recorded as contributed capital.

As of December 31, 2012, we owed our president, Brian McFadden $15,300.  The amount owing is unsecured, non-interest bearing, and due on demand.

As of December 31, 2012, we owed Michelle Pannoni, our secretary and treasurer, $13,190.  The amount owing is unsecured, non-interest bearing, and due on demand.

During the period ended December 31, 2012, we incurred payroll expense of $18,484 to the management and director of the Company.

Other than the foregoing, none of our directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect us.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)       Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$10,000	M&K CPAS, PLLC
2011	$10,000	M&K CPAS, PLLC

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	M&K CPAS, PLLC
2011	$0	M&K CPAS, PLLC

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	M&K CPAS, PLLC
2011	$0	M&K CPAS, PLLC

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	M&K CPAS, PLLC
2011	$0	M&K CPAS, PLLC

(5)       Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)       The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.01	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13

3.01	Articles of Incorporation - Pub Crawl	S-1	10/07/10

3.02	Articles of Incorporation - Mobile Dynamic Marketing, Inc.				X

3.03	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10

3.04	Bylaws - Mobile Dynamic Marketing, Inc.				X

10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10

10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10

10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10

10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10

10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12

10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12

14.01	Code of Ethics	S-1	10/07/10

21.01	List of Subsidiaries	S-1	10/07/10

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2013.

PUB CRAWL HOLDINGS INC.

BY:	BRIAN MCFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN MCFADDEN	President, Principal Executive Officer, and a	April 15, 2013
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	April 15, 2013
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.01	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13

3.01	Articles of Incorporation - Pub Crawl	S-1	10/07/10

3.02	Articles of Incorporation - Mobile Dynamic Marketing, Inc.				X

3.03	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10

3.04	Bylaws - Mobile Dynamic Marketing, Inc.				X

10.01	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10

10.02	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10

10.03	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10

10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10

10.05	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12

10.06	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12

14.01	Code of Ethics	S-1	10/07/10

21.01	List of Subsidiaries	S-1	10/07/10

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.