Form 10-Q
period 2013-03-31
PUB CRAWL HOLDINGS, INC.
filed 2013-05-20
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

PUB CRAWL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-2758155
(I.R.S. Employer Identification No.)

801 West Bay Drive, Suite 470
Largo, Florida 33770
(Address of principal executive offices, including zip code.)

727-330-2731
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,”“non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
135,500,000 as of May 17, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Balance Sheet

	March 31, 2013 $	December 31, 2012 $

ASSETS

Cash	93,205	103,241
Prepaid expenses	25	25

Total Assets	93,230	103,266

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	31,626	20,341
Derivative liabilities	537,138	395,285

Total Current Liabilities	568,764	415,626

Convertible debenture, net of unamortized discount of $142,898 and $144,856, respectively	7,102	5,144

Total liabilities	575,866	420,770

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 125,500,000 common shares	125,500	125,500
Additional Paid-In Capital	(125,500)	(125,500)
Common Stock Issuable	75,000	–
Accumulated Deficit during the Development Stage	(557,636)	(317,504)

Total Stockholders’ Deficit	(482,636)	(317,504)

Total Liabilities and Stockholders’ Deficit	93,230	103,266

(The accompanying notes are an integral part of these financial statements)
F-1

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Operations

	Three months ended March 31, 2013 $	Accumulated from November 6, 2012 (date of inception) to March 31, 2013 $

Revenue	50,000	50,000

Operating expenses

Consulting fees	550	25,550
General and administrative	51,900	58,716
Payroll	65,795	85,277
Professional fees	24,157	38,907
Transfer agent fee	220	220

Total operating expenses	142,622	208,670

Loss from operations	(92,622)	(158,670)

Other expense

Loss on change in fair value of derivative liabilities	(141,853)	(387,138)
Interest expense	(5,657)	(11,828)

Total other expense	(147,510)	(398,966)

Net loss	(240,132)	(557,636)

Net loss per share, basic and diluted	–

Weighted average shares outstanding	125,500,000

(The accompanying notes are an integral part of these financial statements)
F-3

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Cashflows

	Three months ended March 31, 2013	Accumulated from November 6, 2012 (date of inception) to March 31, 2013
	$	$
Operating Activities

Net loss for the period	(240,132)	(557,636)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	1,958	7,102
Loss on change in fair value of derivative liabilities	141,853	387,138

Changes in operating assets and liabilities:

Prepaid expenses and deposits	–	(25)
Accounts payable and accrued liabilities	11,285	31,626

Net cash used in operating activities	(85,036)	(131,795)

Financing Activities

Proceeds from issuance of common stock	75,000	75,000
Proceeds from a related party	–	150,000

Net cash provided by financing activities	75,000	225,000

Increase (decrease) in cash	(10,036)	93,205

Cash, beginning of period	103,241	–

Cash, end of period	93,205	93,205

Non-cash transactions

Discount on convertible note due to derivative liability	–	150,000
Effect of reverse merger	–	125,500

Supplemental Disclosures

Interest paid		–
Income tax paid		–

(The accompanying notes are an integral part of these financial statements)
F-3

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

1.      Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the “Acquisition”) with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company. The Company is a development stage company as defined by FASB guidelines.

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2013, the Company has a working capital deficit of $475,534 and an accumulated deficit of $557,636. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)       Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

2.      Summary of Significant Accounting Policies (continued)

d)       Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2013 and December 31, 2012, the Company had no potentially dilutive shares.

e)       Revenue Recognition

The Company derives revenue from the sale of software products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liabilities	-	-	537,138	(141,853)
Total	-	-	537,138	(141,853)

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

2.      Summary of Significant Accounting Policies (continued)

2.      Summary of Significant Accounting Policies (continued)

f)      Financial Instruments (continued)

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liabilities (Note 5)	-	-	395,285	(245,285)
Total	-	-	395,285	(245,285)

g)      Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

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

3.      Reverse Merger

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended March 31, 2013, the Company recorded accretion expense of $1,958.

5.      Derivative Liabilities

As at March 31, 2013 and December 31, 2012, the following are the fair value of the derivative to account for the convertibility feature of the convertible debenture as well as the fact that there is no lower limit on the number of issuable common shares upon conversion:

	March 31, 2013 $	December 31, 2012 $
Convertible promissory note, due December 5, 2014	537,138	395,285

During the period ended March 31, 2013, the Company recorded a loss on the fair value of the derivative liability of $141,853 (December 31, 2012 - $245,285). The fair value of the derivative financial liabilities was determined using the multinomial lattice models and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 6, 2012 (issuance date)	318%	0.25%	0%	2.00
At March 31, 2013	355%	0.25%	0%	1.68

6.      Related Party Transactions

During the period ended March 31, 2013, the Company incurred payroll expense of $50,246 (December 31, 2012 - $16,000) to management and officers of the Company.

7.      Common Shares

a)
On November 6, 2012, the Company issued 1,000,000 founders share with a fair value of $1,000 to management and directors of the Company. The amounts have been recorded as contributed capital. Upon the reverse merger as described in Note 7b), these amounts have been recorded to additional paid-in capital.

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

c)	As of March 31, 2013, the Company received subscription proceeds of $75,000. Refer to Note 8.

8.      Subsequent events

On May 7, 2013, the Company issued 10,000,000 common shares at $0.0075 per share for proceeds of $75,000, which was received as of March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following review of operations from MDM for the period ending March 31, 2013 and should be read in conjunction with our Financial Statements and the Notes included in this Form 8-K and with the Financial Statements, Notes and Management’s Discussion.

On November 28, 2012, we acquired 100% of the issued and outstanding shares of common stock of Mobile Dynamic Marketing, Inc. (“MDM”) a Florida Corporation and changed our business to designing and selling mobile apps for smart phones and other mobile platforms such as tablets.

We also changed our fiscal year end from June 30 to December 31.

OVERVIEW

We were to engage in the business of an Internet-based company specializing in providing information on Happy Hours, drink specials, nightly specials and “pub crawls” for bars and restaurants in San Diego, California. Our operations were not profitable. Based upon our losses we decided it was in our best interests to change our direction and accordingly we acquired Mobile Dynamic Marketing, Inc. (“MDM”) a Florida Corporation and changed our business to designing and selling mobile apps for smart phones and other mobile platforms such as table.

RESULTS OF OPERATIONS AT MARCH 31, 2013

Working Capital

	March 31, 2013	December 31, 2012
Current Assets	93,230	103,266
Current Liabilities	568,764	415,626
Working Capital (Deficit)	(475,534)	(312,360)

Cash Flows

March 31, 2013
Cash Flows from Operating Activities	(85,036)
Cash Flows from Financing Activities	75,000
Net Increase in Cash During Period	(10,036)

Operating Revenues

During the quarter ended March 31, 2013, we earned revenues from consulting services of $50,000 compared with $nil for the period from November 6, 2012 (date of inception) to December 31, 2012.

Operating Expenses and Net Loss

During the quarter ended March 31, 2013, we recorded operating expenses of $142,622 comprised of $65,795 of payroll costs to employees and management, $24,157 of professional fees for legal, accounting, and audit services relating to the Company’s required SEC filing documentation, $51,900 of general and administrative costs relating to overhead costs relating to maintaining our office including travel expenses.

Our net loss for the quarter ended March 31, 2013 was $240,132. In addition to operating expenses, we incurred a loss on the change in fair value of our derivative liability of $141,853 to reflect the change in the fair value of the floating rate convertible debentures during the current period, and interest expense of $5,657 relating to interest and accretion costs relating to our $150,000 convertible debenture, which is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The debenture is also convertible into common shares of our company, at the option of the debenture holder, at a conversion price of 25% of the average of the three lowest closing prices of our common shares in the ten trading days prior to conversion.

Liquidity and Capital Resources

At March 31, 2013, we had a cash of $93,205 and total assets of $93,230. At March 31, 2013, our total liabilities were $575,866, comprised of accounts payable and accrued liabilities of $31,626, convertible debenture of $7,102 net of unamortized discount of $142,898, and derivative liabilities of $537,158. Our working capital deficit was $475,534.

Cashflow from Operating Activities

During the period from November 6, 2012 (date of inception) to March 31, 2013, we used $85,036 of cash for operating expenses which primarily consisted of payroll and professional fees incurred by our company.

Cashflow from Investing Activities

During the period from November 6, 2012 (date of inception) to March 31, 2013, we did not have any investing activities.

Cashflow from Financing Activities

During the period from November 6, 2012 (date of inception) to March 31, 2013, we received $150,000 from the issuance of a convertible debenture which is unsecured, bears interest at 10% per annum, and is due on December 5, 2014 and $75,000 from one investor.  We issued the investor 10,000,000 shares of common stock in consideration of her $75,000 investment, which was issued in May 2013.

Convertible Promissory Note

On December 6, 2012, we entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for our common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the derivative of $150,000 and recorded an additional initial derivative liability of $347,557, which was recorded as a loss on change in fair value of the derivative liability. At December 31, 2012, the fair value of the derivative liability was $395,285, resulting in a gain on change in fair value of the derivative liability of $102,272. During the quarter ended March 31, 2013, the Company recorded interest and accretion expense of $5,657.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of proper segregation of duties

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES.

On May 7, 2013 we sold 10,000,000 restricted shares of common stock to one individual in consideration of $75,000.00.  The shares of common stock were sold pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933, as amended (the “Act”).  A Form D was filed with the SEC and State of New York.  The investor represented she was an accredited investor as that term is defined in Rule 501 of the Act.

ITEM 6.            EXHIBITS.

The following documents are included herein:

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2013.

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