Form 10-Q
period 2013-06-30
PUB CRAWL HOLDINGS, INC.
filed 2013-08-14
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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
135,500,000 as of August 12, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2013 $	December 31, 2012 $
	(unaudited)

ASSETS

Cash	21,442	103,241
Prepaid expenses	25	25

Total Assets	21,467	103,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	40,120	20,341
Derivative liabilities	715,385	395,285

Total Current Liabilities	755,505	415,626

Convertible debenture, net of unamortized discount of $139,016 and $144,856, respectively	10,984	5,144

Total liabilities	766,489	420,770

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 135,500,000 and 125,500,000 common shares, respectively	135,500	125,500
Additional Paid-In Capital	(60,500)	(125,500)
Common Stock Issuable	50,000	–
Accumulated Deficit during the Development Stage	(870,022)	(317,504)

Total Stockholders’ Deficit	(745,022)	(317,504)

Total Liabilities and Stockholders’ Deficit	21,467	103,266

(The accompanying notes are an integral part of these financial statements)

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended June 30, 2013 $	Six months ended June 30, 2013 $	Accumulated from November 6, 2012 (Date of Inception) to June 30, 2013 $

Revenues	–	50,000	50,000

Operating Expenses

Consulting	2,956	3,506	28,506
General and administrative	69,652	121,552	128,368
Payroll	25,342	91,137	110,619
Professional fees	28,548	52,705	67,455
Transfer agent fees	20	240	240

Total Operating Expenses	126,518	269,140	335,188

Loss Before Other Expense	(126,518)	(219,140)	(285,188)

Other Expense

Loss on change in fair value of derivative liabilities	(178,247)	(320,100)	(565,385)
Interest expense	(7,621)	(13,278)	(19,449)

Total Other Expense	(185,868)	(333,378)	(584,834)

Net Loss	(312,386)	(552,518)	(870,022)

Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	127,983,425	128,483,425

(The accompanying notes are an integral part of these financial statements)

PUB CRAWL HOLDINGS INC.
(A Development Stage Company)
Statement of Cashflows
(unaudited)

	Six months ended June 30, 2013	Accumulated from November 6, 2012 (date of inception) to June 30, 2013
	$	$

Operating Activities

Net loss for the period	(552,518)	(870,022)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	5,840	10,984
Loss on change in fair value of derivative liabilities	320,100	565,385

Changes in operating assets and liabilities:

Prepaid expenses and deposits	–	(25)
Accounts payable and accrued liabilities	19,779	40,120

Net cash used in operating activities	(206,799)	(253,558)

Financing Activities

Proceeds from issuance of common stock	125,000	125,000
Proceeds from issuance of convertible debentures	–	150,000

Net cash provided by financing activities	125,000	275,000

Increase (decrease) in cash	(81,799)	21,442

Cash, beginning of period	103,241	–

Cash, end of period	21,442	21,442

Non-cash transactions

Discount on convertible note due to derivative liability	–	150,000
Effect of reverse merger	–	125,500

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2013, the Company has a working capital deficit of $734,038 and an accumulated deficit of $870,022. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)    Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

d)    Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2013 and December 31, 2012, the Company had no potentially dilutive shares.

e)    Revenue Recognition
The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

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

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2013, on a recurring basis:

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

f)     Financial Instruments (continued)
	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Derivative liabilities	–	–	715,385	(320,100)

Total	–	–	715,385	(320,100)

During the year ended December 31, 2012, the Company had a derivative liability amount of $395,285, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $245,285.

g)    Recent Accounting Pronouncements
In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended June 30, 2013, the Company recorded accretion expense of $5,840.

PUB CRAWL HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

5.    Derivative Liabilities

As at June 30, 2013 and December 31, 2012, the following are the fair value of the derivative to account for the convertibility feature of the convertible debenture as well as the fact that there is no lower limit on the number of issuable common shares upon conversion:

	June 30, 2013 $	December 31, 2012 $

Convertible promissory note, due December 5, 2014	715,385	395,285

During the period ended June 30, 2013, the Company recorded a loss on the fair value of the derivative liability of $320,100 (December 31, 2012 - $245,285). The fair value of the derivative financial liabilities was determined using the multinomial lattice models and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 6, 2012 (issuance date)	318%	0.25%	0%	2.00
At June 30, 2013	356%	0.26%	0%	1.43

6.    Related Party Transactions

During the period ended June 30, 2013, the Company incurred payroll expense of $68,254 (December 31, 2012 - $16,000) to management and officers of the Company.

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

c)	On May 7, 2013, the Company issued 10,000,000 common shares at $0.0075 per share for proceeds of $75,000.
d)	As of June 30, 2013, the Company received subscription proceeds of $50,000. Refer to Note 8.

8.    Subsequent Events

a)	As of June 30, 2013, the Company received proceeds of $50,000 for issuance of common shares, which have not been issued as of the date of filing.
b)
On July 13, 2013, the Company acquired 100% of the members shares of Career Start, Inc., a company incorporated in the state of Florida, in exchange for the issuance of 47,142,858 restricted common shares.

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

RESULTS OF OPERATIONS AT JUNE 30, 2013

Working Capital

	June 30, 2013	December 31, 2012
Current Assets	21,467	103,266
Current Liabilities	755,505	415,626
Working Capital (Deficit)	(734,038)	(312,360)

Cash Flows

June 30, 2013
Cash Flows from Operating Activities	(206,799)
Cash Flows from Financing Activities	125,000
Net Increase in Cash During Period	(81,799)

Operating Revenues

During the six months ended June 30, 2013, we earned revenues from consulting services of $50,000 compared with $nil for the period from November 6, 2012 (date of inception) to December 31, 2012.

Operating Expenses and Net Loss

During the three months ended June 30, 2013, we recorded operating expenses of $126,518 comprised of $25,342 of payroll costs to employees and management, $28,548 of professional fees for legal, accounting, and audit services relating to the Company’s required SEC filing documentation, and $69,652 of general and administrative costs relating to overhead costs relating to maintaining our office including travel expenses.

During the six months ended June 30, 2013, we recorded operating expenses of $269,140 comprised of $91,137 of payroll costs to employees and management, $52,705 of professional fees for legal, accounting, and audit services relating to the Company’s required SEC filing documentation, and $121,552 of general and administrative costs relating to overhead costs relating to maintaining our office including travel expenses.

Our net loss for the six months ended June 30, 2013 was $552,518. In addition to operating expenses, we incurred a loss on the change in fair value of our derivative liability of $320,100 to reflect the change in the fair value of the floating rate convertible debentures during the current period, and interest expense of $13,278 relating to interest and accretion costs relating to our $150,000 convertible debenture, which is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The debenture is also convertible into common shares of our company, at the option of the debenture holder, at a conversion price of 25% of the average of the three lowest closing prices of our common shares in the ten trading days prior to conversion.

Liquidity and Capital Resources

At June 30, 2013, we had a cash of $21,442 and total assets of $21,467. At June 30, 2013, our total liabilities were $766,489, comprised of accounts payable and accrued liabilities of $40,120, convertible debenture of $10,984 net of unamortized discount of $139,016, and derivative liabilities of $715,385. Our working capital deficit was $734,038.

Cashflow from Operating Activities

During the six months ended June 30 2013, we used $206,799 of cash for operating expenses which primarily consisted of payroll and professional fees incurred by our company.

Cashflow from Investing Activities

During the six months ended June 30, 2013, we did not have any investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2013, we received $125,000 from the issuance of common stock.

Convertible Promissory Note

On December 6, 2012, we entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for our common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the derivative of $150,000 and recorded an additional initial derivative liability of $347,557, which was recorded as a loss on change in fair value of the derivative liability. At June 30, 2013, the fair value of the derivative liability was $715,385, resulting in a loss on change in fair value of the derivative liability of $320,100. During the six months ended June 30, 2013, the Company recorded interest and accretion expense of $13,278.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES.

On May 7, 2013, we sold a total of 18,000,000 restricted shares of common stock to two individuals in consideration of $102,000.00.  The shares of common stock were sold pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933, as amended (the “Act”).  A Form D was filed with the SEC and State of New York.  The investors represented they were accredited investors as that term is defined in Rule 501 of the Act.

On July 12, 2013, we acquired all of the issued and outstanding shares of common stock of Career Start, Inc., a Florida corporation in consideration of issuing 47,142,857 restricted shares of common stock to the sole four shareholders of Career Start, Inc.  A Form D was filed with the SEC. Each shareholder represented he was an accredited investor.

ITEM 6.             EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2013.

PUB CRAWL HOLDINGS INC.

BY:	BRIAN MCFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X