Form 10-Q
period 2013-09-30
PUB CRAWL HOLDINGS, INC.
filed 2013-11-19
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

EXCELSIS INVESTMENTS, INC.
Formerly, Pub Crawl Holdings Inc.
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
196,198,413 as of November 18, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS.

PUB CRAWL HOLDINGS INC.
Consolidated Balance Sheets

	September 30, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS
Cash	57,271	103,241
Due from factoring of accounts receivable	226,047	–
Prepaid expenses	4,110	25

Total Assets	287,428	103,266

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	194,731	20,341
Derivative liabilities	664,397	395,285
Loan payable	100	–

Total Current Liabilities	859,228	415,626

Convertible debenture, net of unamortized discount of $132,937 and $144,856, respectively	17,063	5,144

Total Liabilities	876,291	420,770

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 196,198,413 and 125,500,000 common shares, respectively	196,199	125,500
Additional paid-in capital	52,167	(125,500)
Accumulated deficit	(837,229)	(317,504)

Total Stockholders’ Deficit	(588,863)	(317,504)

Total Liabilities and Stockholders’ Deficit	287,428	103,266

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2013 $	Nine months ended September 30, 2013 $	Accumulated from November 7, 2012 (Date of Inception) to September 30, 2013 $

Revenues	2,140,239	2,190,239	2,190,239
Cost of Sales	(1,794,871)	(1,794,871)	(1,794,871)

Gross Margin	345,368	395,368	395,368

Operating Expenses

Consulting	22,290	25,796	50,796
General and administrative	142,407	263,959	270,775
Payroll	158,588	249,725	269,207
Professional fees	30,298	83,003	97,753
Transfer agent fees	120	360	360

Total Operating Expenses	353,703	622,843	688,891

Loss Before Other Expense	(8,335)	(227,475)	(293,523)

Other Income (Expense)

Gain (Loss) on change in fair value of derivative liabilities	50,988	(269,112)	(514,397)
Interest expense	(9,860)	(23,138)	(29,309)

Total Other Income (Expense)	41,128	(292,250)	(543,706)

Net Income (Loss)	32,793	(519,725)	(837,229)

Net Earnings (Loss) per Share – Basic	0.00	(0.00)
Net Earnings (Loss) per Share - Diluted	0.00	(0.00)

Weighted Average Shares Outstanding – Basic	188,766,391	148,967,062
Weighted Average Shares Outstanding – Diluted	323,901,391	748,967,062

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.
Consolidated Statements of Cashflows
(unaudited)

	Nine months ended September 30, 2013	Accumulated from November 7, 2012 (date of inception) to September 30, 2013
	$	$
Operating Activities
Net loss for the period	(519,725)	(837,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	11,919	17,063
Loss on change in fair value of derivative liabilities	269,112	514,397
Changes in operating assets and liabilities:
Accounts receivable	(49,432)	(49,432)
Prepaid expenses and deposits	(4,085)	(4,110)
Accounts payable and accrued liabilities	53,041	73,382

Net cash used in operating activities	(239,170)	(285,929)

Investing Activities
Cash received from acquisition of Career Start, Inc.	43,000	43,000

Net cash provided by investing activities	43,000	43,000

Financing Activities
Proceeds from issuance of common stock	150,200	150,200
Proceeds from issuance of convertible debentures	–	150,000

Net cash provided by financing activities	150,200	300,200

Increase (decrease) in cash	(45,970)	57,271

Cash, beginning of period	103,241	–

Cash, end of period	57,271	57,271

Non-cash transactions
Discount on convertible note due to derivative liability	–	150,000
Effect of reverse merger	–	125,500
Fair value of shares issued for the acquisition of Career Start, Inc.	297,000	297,000

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PUB CRAWL HOLDINGS INC.
Notes to the Consolidated Financial Statements

1.      Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisistion") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company.

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

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. (“Career”), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 47,142,858 common shares of the Company and became a wholly-owned subsidiary of the Company.  The acquisition was between two related parties and has been accounted on a cost basis, as disclosed in Note 4 of the financial statements.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has a working capital deficit of $571,800 and an accumulated deficit of $837,229. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)      Basis of Presentation and Principles of Consolidation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Career Start, Inc., a Florida Company. All intercompany transactions have been eliminated on consolidation.  The Company’s fiscal year end is December 31.

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

PUB CRAWL HOLDINGS INC.
Notes to the Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

c)      Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2013 and December 31, 2012, the Company had $57,271 and $103,241 in cash, respectively.

d)      Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)      Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2013, the Company had 135,135,000 potentially dilutive shares (December 31, 2012 – 600,000,000) from the conversion feature within the convertible debenture.

f)       Revenue Recognition
The Company derives revenue from contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

g)      Accounts Receivable
Accounts receivable is comprised of amounts owing from customers, and is presented net of the allowance for estimated doubtful accounts.  The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and reviews the adequacy of its allowance for doubtful accounts on a regular basis.  The Company has factored its accounts receivable to a third party company, and the accounts receivable includes the net amount receivable to the Company after commissions and charges.

h)      Financial Instruments
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

PUB CRAWL HOLDINGS INC.
Notes to the Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

h)      Financial Instruments (continued)

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of September 30, 2013, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Derivative liabilities	–	–	664,397	(269,112)
Total	–	–	664,397	(269,112)

During the year ended December 31, 2012, the Company had a derivative liability amount of $395,285, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $245,285.

i)       Recent Accounting Pronouncements
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

PUB CRAWL HOLDINGS INC.
Notes to the Consolidated Financial Statements

4.      Acquisition of Career Start, Inc.

On July 13, 2013, the Company entered into a share purchase agreement with Career and the shareholders of all of the issued and outstanding common shares of Career. The Company acquired 100% of the issued and outstanding shares of Career in exchange for 47,142,858 common shares of the Company. Following the close of the share exchange agreement, there are 196,198,413 common shares outstanding, of which the former shareholders of Career will control approximately 47,142,858 common shares, or 24% of the total issued and outstanding common shares of the Company. As a result, Career becomes a wholly-owned subsidiary of the Company. The Company and Career are related parties, and the acquisition of the net assets was carried at cost.

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$
Fair value of Career Start net assets – at cost
Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (47,142,858 common shares)	297,000

Excess of purchase price over net assets acquired	198,834

The fair value of the common shares over the cost of Career’s net assets as at July 13, 2013, has been allocated to additional paid-in capital due to the related party nature of the transaction.

5.      Convertible Debentures

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended September 30, 2013, the Company recorded accretion expense of $11,919.

6.      Derivative Liabilities

As at September 30, 2013 and December 31, 2012, the following are the fair value of the derivative to account for the convertibility feature of the convertible debenture as well as the fact that there is no lower limit on the number of issuable common shares upon conversion:

	September 30, 2013 $ (unaudited)	December 31, 2012 $
Convertible promissory note, due December 5, 2014	664,397	395,285

PUB CRAWL HOLDINGS INC.
Notes to the Consolidated Financial Statements

6.      Derivative Liabilities (continued)

During the period ended September 30, 2013, the Company recorded a loss on the fair value of the derivative liability of $269,112 (December 31, 2012 - $245,285). The fair value of the derivative financial liabilities was determined using the multinomial lattice models and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 6, 2012 (issuance date)	318%	0.25%	0%	2.00
At September 30, 2013	240%	0.10%	0%	1.18

7.      Related Party Transactions

a)	During the period ended September 30, 2013, the Company incurred payroll expense of $84,600 (2012 - $nil) to management and officers of the Company.

b)	During the period ended September 30, 2013, the Company acquired the net assets of Career Start Inc., a related company. Refer to Note 4 of the financial statements.

8.      Loan Payable

As of September 30, 2013, the Company had $100 owed to a shareholder of the Company, which is non-interest bearing, unsecured, and due on demand.

9.      Common Shares

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

c)	On May 7, 2013, the Company issued 10,000,000 common shares at $0.0075 per share for proceeds of $75,000.

d)	On June 10, 2013, the Company issued 5,555,555 common shares at $0.009 per share for proceeds of $50,000.

e)	On July 13, 2013, the Company issued 47,142,858 common shares with a fair value of $297,000 for the acquisition of Career, as noted in Note 4.

f)	On July 17, 2013, the Company issued 8,000,000 common shares at $0.0032 per share for proceeds of $25,200.

10.    Subsequent Events

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

RESULTS OF OPERATIONS

On July 19, 2013, we acquired all of the issued and outstanding shares of common stock of Career Start, Inc., a Florida corporation, in consideration of 47,142,957 restricted shares of our common stock.  Career Start, Inc. is a full service human resources firm that provides numerous services, including P.E.O., staffing, employee leasing, and payroll.  Career Start works with governmental and charitable entities on a federal, state and local level to supplement its business.  Our current website is www.careerstartinc.com.

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	287,428	103,266
Current Liabilities	859,228	415,626
Working Capital (Deficit)	(571,800)	(312,360)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows from (used in) Operating Activities	(239,170)	N/A
Cash Flows from (used in) Investing Activities	43,000	N/A
Cash Flows from (used in) Financing Activities	150,200	N/A
Net Increase (decrease) in Cash During Period	(45,970)	N/A

Operating Revenues

During the three months ended September 30, 2013, the Company earned revenues of $2,140,239 and gross profit of $345,368 from contracting and consulting services.

During the nine months ended September 30, 2013, the Company earned revenues of $2,190,239 and gross profit of $395,368 from contracting and consulting services.

Operating Expenses and Net Loss

During the three months ended September 30, 2013, the Company recorded operating expenses of $353,703.  Operating expenses were comprised of $158,588 for payroll costs incurred for management and head office salaries, $142,407 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $22,290 for consulting expenses, and $30,298 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings.

During the nine months ended September 30, 2013, the Company recorded operating expenses of $622,843.  Operating expenses were comprised of $249,725 for payroll costs incurred for management and head office salaries, $263,959 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $25,796 for consulting expenses, and $83,003 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings.

For the three months ended September 30, 2013, the Company had a net income of $32,793 and basic and diluted net income per share of $nil.  In addition to operating expenses, the Company also incurred a gain of $50,988 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, and interest expense of $9,860 relating to interest charges incurred on its’ convertible debenture.

For the nine months ended September 30, 2013, the Company had a net loss of $519,725 and loss per share of $nil.  In addition to operating expenses, the Company also incurred a loss of $269,112 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, and interest expense of $23,138 relating to interest charges incurred on its’ convertible debenture.

Liquidity and Capital Resources

As at September 30, 2013, the Company had a cash balance of $57,271 and asset total of $287,428 compared with $103,241 of cash and total assets of $103,266 as at December 31, 2012. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company and its wholly-owned subsidiary.  The increase in total assets is due to the acquisition of Career Start, Inc. including accounts receivable of $226,047.

The overall working capital deficit increased from $312,360 at December 31, 2012 to $571,800 at September 30, 2013 due in part to the fact that the Company had a higher value of derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

During the nine months ended September 30, 2013, the Company raised $150,200 from the issuance of 23,555,555 common shares, and also issued 47,142,858 common shares for the acquisition of Career Start, Inc., the Company’s wholly-owned subsidiary.

Cashflow from Operating Activities

During the nine months ended September 30, 2013, the Company used $239,170 of cash for operating activities, which is reflective of the cash used for day-to-day business operations which included the operations of the Company and its wholly-owned subsidiary, Career Start Inc.

Cashflow from Investing Activities

During the nine months ended September 30, 2013, the Company received cash of $43,000 from the acquisition of Career Start, Inc.

Cashflow from Financing Activities

During the nine months ended September 30, 2013, the Company received cash of $150,200 from the issuance of common shares.

Convertible Promissory Note

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended September 30, 2013, the Company recorded accretion expense of $11,919.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.        OTHER INFORMATION.

On July 19, 2013, we acquired all of the issued and outstanding shares of common stock of Career Start, Inc., a Florida corporation, in consideration of 47,142,957 restricted shares of our common stock.  Career Start, Inc. is a full service human resources firm that provides numerous services, including P.E.O., staffing, employee leasing, and payroll.  Career Start works with governmental and charitable entities on a federal, state and local level to supplement its business.  Our current website is www.careerstartinc.com.  The foregoing shares of common stock were issued pursuant to exemption from registration contained in section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.        EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.				X

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2013.

EXCELSIS INVESTMENTS, INC.
Formerly, Pub Crawl Holdings Inc.

BY:	BRIAN MCFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.				X

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X