Form 10-Q/A
period 2013-09-30
EXCELSIS INVESTMENTS INC.
filed 2014-01-31
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

EXCELSIS INVESTMENTS, INC.
(Formerly, Pub Crawl Holdings Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-2758155
(I.R.S. Employer Identification No.)

801 West Bay Drive, Suite 470
Largo, Florida 33770
(Address of principal executive offices, including zip code.)

727-330-2731
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
196,198,413 common shares and 1,000,000 preferred shares as of November 18, 2013.

REASON FOR AMENDMENT

This amendment is being filed to correctly reflect that the Registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PART II - OTHER INFORMATION.

ITEM 6.                  EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	11/19/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/19/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/19/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/19/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/19/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/19/13	101.PRE

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of January, 2014.

EXCELSIS INVESTMENTS, INC.
Formerly, Pub Crawl Holdings Inc.

BY:	BRIAN MCFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	11/19/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/19/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/19/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/19/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/19/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/19/13	101.PRE