Form 10-Q/A
period 2013-09-30
EXCELSIS INVESTMENTS INC.
filed 2014-02-18
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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
196,198,413 common shares and 1,000,000 preferred shares as of December 4, 2013.

REASON FOR AMENDMENT

This amendment is being filed to correctly reflect that the Registrant has restated its consolidated financial statements as at and for the three and nine months ended September 30, 2013.  The consolidated financial statements have been restated to reflect the following transaction:

•	issuance of 1,000,000 preferred shares to management with a fair value of $9,500,000, based on the voting rights of the preferred shares relative to the fair value of the Company’s common shares.

The effect of the restatement increased net loss for the three and nine months ended September 30, 2013 by $9,500,000.

PART I – FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Balance Sheets

	September 30, 2013 $ (Restated – Note 10)	December 31, 2012 $
	(unaudited)

ASSETS

Cash	57,271	103,241
Due from factoring of accounts receivable	226,047	–
Prepaid expenses	4,110	25

Total Assets	287,428	103,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	194,731	20,341
Derivative liabilities	664,397	395,285
Loan payable	100	–

Total Current Liabilities	859,228	415,626

Convertible debenture, net of unamortized discount of $132,937 and $144,856, respectively	17,063	5,144

Total Liabilities	876,291	420,770

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	–

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 196,198,413 and 125,500,000 common shares, respectively	196,199	125,500

Additional paid-in capital	9,551,167	(125,500)

Accumulated deficit	(10,337,229)	(317,504)

Total Stockholders’ Deficit	(588,863)	(317,504)

Total Liabilities and Stockholders’ Deficit	287,428	103,266

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Operations
(unaudited)
(Restated – Note 10)

	Three months ended September 30, 2013 $	Nine months ended September 30, 2013 $	Accumulated from November 6, 2012 (Date of Inception) to September 30, 2013 $

Revenues	2,140,239	2,190,239	2,190,239
Cost of Sales	(1,794,871)	(1,794,871)	(1,794,871)

Gross Margin	345,368	395,368	395,368

Operating Expenses

Consulting	9,522,290	9,525,796	9,550,796
General and administrative	142,407	263,959	270,775
Payroll	158,588	249,725	269,207
Professional fees	30,298	83,003	97,753
Transfer agent fees	120	360	360

Total Operating Expenses	9,853,703	10,122,843	10,188,891

Loss Before Other Expense	(9,508,335)	(9,727,475)	(9,793,523)

Other Income (Expense)

Gain (Loss) on change in fair value of derivative liabilities	50,988	(269,112)	(514,397)
Interest expense	(9,860)	(23,138)	(29,309)

Total Other Income (Expense)	41,128	(292,250)	(543,706)

Net Income (Loss)	(9,467,207)	(10,019,725)	(10,337,229)

Net Earnings (Loss) per Share – Basic and Diluted	(0.05)	(0.07)

Weighted Average Shares Outstanding – Basic and Diluted	188,058,661	148,967,062

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Cashflows
(unaudited)
(Restated – Note 10)

	Nine months ended September 30, 2013	Accumulated from November 6, 2012 (date of inception) to September 30, 2013
	$	$
Operating Activities

Net loss for the period	(10,019,725)	(10,337,229)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	11,919	17,063
Loss on change in fair value of derivative liabilities	269,112	514,397
Issuance of preferred shares for compensation	9,500,000	9,500,000

Changes in operating assets and liabilities:

Accounts receivable	(49,432)	(49,432)
Prepaid expenses and deposits	(4,085)	(4,110)
Accounts payable and accrued liabilities	53,041	73,382

Net cash used in operating activities	(239,170)	(285,929)

Investing Activities

Cash received from acquisition of Career Start, Inc.	43,000	43,000

Net cash provided by investing activities	43,000	43,000

Financing Activities

Proceeds from issuance of common stock	150,200	150,200
Proceeds from issuance of convertible debentures	–	150,000

Net cash provided by financing activities	150,200	300,200

Increase (decrease) in cash	(45,970)	57,271

Cash, beginning of period	103,241	–

Cash, end of period	57,271	57,271

Non-cash transactions

Discount on convertible note due to derivative liability	–	150,000
Effect of reverse merger	–	125,500
Fair value of shares issued for the acquisition of Career Start, Inc.	297,000	297,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

1.      Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the “Acquisistion”) with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company. The Company is a development stage company as defined by FASB guidelines.

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

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. (“Career”), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 47,142,858 common shares of the Company. The acquisition was between two related parties and has been accounted on a cost basis, as disclosed in Note 4 of the financial statements.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has a working capital deficit of $571,800 and an accumulated deficit of $10,337,229. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

c)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

e)      Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2013 and December 31, 2012, the Company had no potentially dilutive shares.

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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
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

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$
Fair value of Career net assets

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net liabilities on acquisition	98,166
Purchase price (47,142,858 common shares)	(297,000)

Additional paid-in capital	198,834

The fair value of the common shares over the fair value of Career’s assets and liabilities as at July 13, 2013, has been allocated to additional paid-in capital.

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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

7.      Related Party Transactions

a)	During the period ended September 30, 2013, the Company incurred payroll expense of $84,600 (2012 - $nil) to management and officers of the Company.

b)	During the period ended September 30, 2013, the Company acquired the net assets of Career Start Inc., a related company. Refer to Note 4 of the financial statements.

8. Loan Payable

As of September 30, 2013, the Company had $100 owed to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

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

g)
During the period ended September 30, 2013, the Company issued 1,000,000 shares of preferred stock to management of the Company for compensation.  The shares of preferred stock carry voting rights of 1,000 votes per preferred shares and the fair value of the preferred shares were deemed to be $9,500,000 based on the voting rights of the preferred shares relative to the fair value of the Company’s common shares.

10.    Restatement

The Company has restated its consolidated financial statements as at and for the three and nine months ended September 30, 2013.  The consolidated financial statements have been restated to reflect the following transaction:

•	issuance of 1,000,000 preferred shares to management with a fair value of $9,500,000, based on the voting rights of the preferred shares relative to the fair value of the Company’s common shares.

The effect of the restatement increased net loss for the three and nine months ended September 30, 2013 by $9,500,000.

a)      Consolidated Balance Sheets

	As at September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Stockholders’ Equity
Preferred Shares	–	1,000	1,000
Additional Paid-In Capital	52,167	9,499,000	9,551,167
Accumulated Deficit	(837,229)	(9,500,000)	(10,337,229)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

10.    Restatement (continued)

b)      Consolidated Statement of Operations

	For the Three Months Ended September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Consulting	22,290	9,500,000	9,522,290
Total Operating Expenses	353,703	9,500,000	9,853,703
Net Income (Loss)	32,793	(9,500,000)	(9,467,207)

	For the Nine Months Ended September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Consulting	25,796	9,500,000	9,525,796
Total Operating Expenses	622,843	9,500,000	10,122,843
Net Income (Loss)	(519,725)	(9,500,000)	(10,019,725)

	Accumulated from November 6, 2012 (date of inception) to September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Consulting	50,796	9,500,000	9,550,796
Total Operating Expenses	688,891	9,500,000	10,188,891
Net Income (Loss)	(837,229)	(9,500,000)	(10,337,229)

c)      Consolidated Statements of Cashflows

	For the Nine Months Ended September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Net loss for the period	(519,725)	(9,500,000)	(10,019,725)
Issuance of preferred shares for compensation	–	9,500,000	9,500,000

	Accumulated from November 6, 2012 (date of inception) to September 30, 2013
	As Reported	Adjustment	Restated
	$	$	$
Net loss for the period	(837,229)	(9,500,000)	(10,337,229)
Issuance of preferred shares for compensation	–	9,500,000	9,500,000

11.    Subsequent Events

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

Operating Expenses and Net Loss

During the three months ended September 30, 2013, the Company recorded operating expenses of $9,853,703.  Operating expenses were comprised of $159,588 for payroll costs incurred for management and head office salaries, $142,407 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $9,522,290 for consulting expenses including $9,500,000 for the issuance of 1,000,000 preferred shares to management of the Company, and $30,298 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings.

During the nine months ended September 30, 2013, the Company recorded operating expenses of $10,122,843.  Operating expenses were comprised of $250,725 for payroll costs incurred for management and head office salaries, $263,959 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $9,525,796 for consulting expenses including $9,500,000 for the issuance of 1,000,000 preferred shares to management of the Company, and $83,003 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings.

For the three months ended September 30, 2013, the Company had a net loss of $9,467,793 and basic and diluted net loss per share of $0.05.  In addition to operating expenses, the Company also incurred a gain of $50,988 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, and interest expense of $9,860 relating to interest charges incurred on its’ convertible debenture.

For the nine months ended September 30, 2013, the Company had a net loss of $10,019,725 and loss per share of $0.07.  In addition to operating expenses, the Company also incurred a loss of $269,112 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, and interest expense of $23,138 relating to interest charges incurred on its’ convertible debenture.

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

During the nine months ended September 30, 2013, the Company raised $150,200 from the issuance of 23,555,555 common shares, and also issued 47,142,858 common shares for the acquisition of Career Start, Inc., the Company’s wholly-owned subsidiary.  Furthermore, the Company issued 1,000,000 preferred shares with a fair value of $9,500,000 to its Chief Executive Officer and Chief Financial Officer of the Company as compensation for services.

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

ITEM 6.              EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of February, 2014.

EXCELSIS INVESTMENTS, INC.
Formerly, Pub Crawl Holdings Inc.

BY:	BRIAN MCFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/30/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.4	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	6/14/13	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X