Form 10-K
period 2013-12-31
EXCELSIS INVESTMENTS INC.
filed 2014-04-15
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission file number 000-54635

EXCELSIS INVESTMENTS INC.

(Formerly, Pub Crawl Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

801 West Bay Drive, Suite 470
Largo, Florida   33770
(Address of Principal Executive Offices, including zip code)

727-330-2731
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☒  NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 14, 2014:  $630,750.

As of March 31, 2014, 196,198,413 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

MOBILE DYNAMIC MARKETING, INC.

We are engaged in the business of designing and selling mobile applications for the Apple® and Android® platforms directed at the business community.  We intend to develop mobile applications and websites for other business entities.  We do not intend to not intend to and distribute mobile applications for distribution directly to the general public.

We have created a business plan built upon designing and selling mobile apps for smart phones and other mobile platforms such as tablets. We will be striving to design and develop applications which will not only improve workforce productivity, but as is the case with our initial app, bring additional interactive marketing exposure to small businesses through our products and services.  We have designed a website which will be a primary source of information for the general public of the nature of our business.   Currently we utilize a software solution that allows Mr. McFadden and Ms. Pannoni the ability to create and modify applications.  In addition, we have used third parties providers such as Steve Schutt and Seabago Media to assist us in this regard.  Additionally, we have begun our initial writing, design and programming of our first mobile app.  For the initial wiring we utilize a software solution that allows us to create and modify mobile applications.  In addition, we use the services of third party providers.  During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model, including researching the items needed to secure a trademark and develop relationships with mobile app retailers.  Our president, Mr. Brian McFadden, has assisted and completed the design of our initial logo.  We do not presently have a market-ready product, and we currently do not have any customers. As such, we have generated no revenues.

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

2. Develop and implement a product development timeline – We will require the implementation of a detailed timeline to ensure our production a marketable mobile application.  These keys areas will need to be addressed to assist in the assurance of the Company’s success:

· efficient design and programming writing;
· extensive Beta testing through friends and family network, or eventually through current users;
· timely and useful downloadable updates;
· marketable launch through third party retailer or through the Company’s website.

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

Competition

The mobile apps industry is fragmented and there are many competitors with larger financial resources than us.  As such, if we intended to make our presence known in the industry, we will have to establish a significant marketing campaign to attract customers.  Currently, we do not plan to proceed with such a campaign, but intend to concentrate on expanding the operations of Career Start, Inc.  Currently, we are developing human resource software, that we believe, will differentiate us in the industry.

Patents and Trademarks

We own no patents and trademarks.  As such our proprietary information could be acquired by and used by third parties and we would not have any legal recourse against them.  We have no patents.  We protect our property through trade secrets.

Governmental Regulation

Currently there are no governmental regulations which affect our operations.

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

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, our website (www.mobiledynamicmarketing.com) will be a primary asset and a potential key source of revenue generation, as well as company information. Currently, management is formulating its plan on how best to employ its resources to expand and improve the site. We are working to add to the functionality of the site including: announcements of new apps, updates on our future app development, updates on mobile technology, and blogs focused on the mobile app market and desires of end-users. Additionally we need to optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for our brand. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We do not presently have a market-ready product, nor do we have any customers; thus have generated no revenues.  In connection with the website, we intend to offer space for third parties to advertise on the website.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

·	Formation of the company;
·	Development of Company logo;
·	Development of our business plan;
·	Preparation for Application for a Trademark;
·	Launching of our preliminary website; and
·	Begin the design and development of our initial mobile application.

We do not intend to devote significant resources to the development of mobile applications in the next twelve months or until we acquire further financing.  We intend to concentrate our efforts in developing Career Start, Inc. since it has a record of generating.

CAREER START, INC.

Temporary Staffing Industry

The temporary staffing industry supplies temporary staffing services to minimize the cost and effort of hiring and administering permanent employees in order to rapidly respond to changes in business conditions, to temporarily replace absent employees, to temporarily fill new positions, and to convert fixed or permanent labor costs to variable or flexible costs. Temporary staffing companies act as intermediaries in matching available temporary workers to employer assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.

The temporary staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the temporary staffing industry. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to employ these workers. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the blue-collar staffing market of the temporary staffing industry.

The blue-collar staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry and during recessionary periods the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry is experiencing increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.

Long-term Strategies

Our long term strategies are clearly focused on creating shareholder value. Creating differentiated services, developing transformational competitive advantages, and increasing the efficiency of our service delivery model are underlying strategic principles that guide our strategies.

Our primary strategic focus is creating specialization in the services we offer. Our customers have a variety of challenges in running their business, many of which are unique to the industry in which they operate. Our objective is to be the leading provider of upper and lower management staffing by providing specialized service offerings, which will improve the productivity and performance of our customers. We believe that specialization differentiates us from our competition and ensures we deliver industry specific solutions tailored to the specific needs of our customers. We have and continue to invest in building industry expertise in various upper management markets. Those investments have strengthened our ability to provide compelling workforce solutions for our customers. We have also built our sales and service capabilities for national customers while maintaining our core strength of selling and servicing small and mid-sized businesses at the local level. Our specialization substantially improves our ability to provide quality solutions that customers’ value.

We believe technology can transform traditional methods of doing business in our industry. We are investing in mobile application solutions which will drive substantial productivity gains in a variety of ways. We believe mobile solutions will increase the number and quality of potential workers as candidates are increasingly looking for efficient and convenient ways to connect with work opportunities. We expect it will reduce the amount of time it takes our branches to match and assign temporary workers to jobs; particularly for hard-fill-jobs and large short-notice orders. We believe revenues will increase from new business and from fewer unfilled orders in our current business. Also, we believe the geographic reach of our branches will increase and provide the opportunity to reduce occupancy costs by consolidating local branches.

As we consolidate our branch network, we plan to centralize certain recruiting, placement, and customer service duties in major metropolitan areas. Historically, our branches are staffed by generalist positions performing a variety of sales and service activities. We plan to centralize and specialize in selected sales and service activities to further improve the productivity and quality of our service.

Acquisitions continue to be a key growth strategy. We have completed a variety of acquisitions in the past and believe we have developed a strong set of competencies in assessing, valuing, and integrating acquisitions. We are excited about the future of the temporary staffing industry and believe we can continue to create shareholder value through acquisitions.

Operations

We provide a wide range of specialized management services.  If required by our customers, we will provide a complete staff to run and entire business, from upper management, down through low end blue-collar staffing services. We operate as an on demand company.

Our business is generally conducted through our headquarters in New York where we provide support and centralized services to our customers.

Customers

Our customer mix consists primarily of small and medium-sized businesses serviced by one or more branch offices. We also serve larger national customers. Our full range of temporary staffing services enables us to meet all managerial and subordinate labor needs.

Methods used to sell temporary staffing services to customers vary depending on the customer’s need for temporary staffing services, the local managerial supply, the local labor supply, the length of assignment, the number of managers and workers and skills required. We are a business-to-business sales provider. Our sales process takes place at the customer’s location. Success is often based on the experience and skill of the sales person and the strength of relationship with the customer. Retention of customers, exclusive of economic conditions, is dependent on the strength of our relationship with the customer, the skill, quality and tenure of temporary workers, the success of our operations, and customer service skills.

During 2013, we served approximately 20 customers in the services, retail, wholesale, manufacturing, and food processing industries. Our ten largest customers accounted for 90% of total revenue for 2013. Our largest client is approximately 30% of our total revenue for 2013.

Employees and Temporary Associates

As of August 31, 2013, we employed approximately 425 full-time and part-time employees. We recruit temporary management and workers daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary management and workers through personal referrals, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a manager or temporary worker and match their competencies or capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. We use a variety of proprietary programs for identifying and assessing the skill level of our temporary managers and workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our assessment systems enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.

We provide a bridge to permanent, full-time employment for temporary managers and workers each year. Temporary managers and workers come to us to fill a short-term financial need, or as a flexible source of income while also working elsewhere or pursuing education. Many stay because of the flexibility that we offer. In many cases, we enable individuals to pay their rent, buy groceries, and remain self-sufficient. Temporary workers may be assigned to different jobs and job sites, and their assignments could last for as little as a single day or extend for several weeks or months. We provide our temporary managers and workers meaningful work and the opportunity to improve their skills.

We are considered the legal employer of our temporary staff and laws regulating the employment relationship are applicable to our operations. We consider our relations with our employees to be good.

Competition

We compete in the temporary staffing industry by offering a full range of managerial and subordinate staffing services. The temporary staffing industry is large and fragmented, comprised of thousands of companies employing millions of people and generating billions of dollars in annual revenues.

We experience competition in attracting customers as well as qualified employment candidates. The staffing business is highly competitive with limited barriers to entry, with a number of firms offering services similar to those provided by us on a national, regional, or local basis. We compete with several multi-national full-service and specialized temporary staffing companies, as well as a multitude of local companies. In most geographic areas, no single company has a dominant share of the market. The majority of temporary staffing companies serving the managerial market are locally-owned businesses. In many areas the local companies are the strongest competitors, largely due to their longevity in the market and the strength of their customer relationships.

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business; some of which include increased temporary worker wages, costs for workers’ compensation, and unemployment insurance.

The most significant competitive factors in the staffing business are price, ability to promptly fill customer orders, success in meeting customers’ quality expectations of temporary staffing, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history and commitment to the employment market and our specialized approach in serving the industries of our customers. Also, our national presence and proprietary systems and programs including risk management, and legal and regulatory compliance are key differentiators from many of our competitors.

Seasonality and Cyclical Nature of our Business

Our business experience is not subject to seasonal fluctuations.

It has however been historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues also decrease quickly when the economy begins to weaken. While we have longer-term customer relationships, which are not directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity for our temporary staffing services.

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

Employees

We currently have 447 full time and part-time employees.

Our Office

We lease space for our offices that are located 801 West Bay Drive, Suite 470, Largo, Florida 33770 and our telephone number is (727) 330-2731.  We lease our offices from West Bay Largo LLC pursuant to a written lease dated December 1, 2012.  The term of our lease is month-to-month.  Our monthly rent is $25.  . We also lease space at 727 St Paul Street, Rochester NY 14605. The term of our lease is annual. Our monthly rent is $1500.

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

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter 10/1/13 to 12/31/13
Third Quarter 7/1/13 to 9/30/13	0.0095	0.0041
Second Quarter 4/1/13 to 6/30/13	$0.009	$0.004
First Quarter: 1/1/13 to 3/31/13	$0.0045	$0.0042

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$0.00	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.00	$0.00
Second Quarter: 4/1/12 to 6/30/12	$0.00	$0.00
First Quarter: 1/1/12 to 3/31/12	$0.00	$0.00

Holders

On April 1, 2014, we had 101 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	319,377	103,266
Current Liabilities	1,075,507	535,626
Working Capital (Deficit)	(756,130)	(432,360)

Cash Flows

	Year ended December 31, 2013 $	Period ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(68,939)	(46,759)
Cash Flows from (used in) Investing Activities	43,000	-
Cash Flows from (used in) Financing Activities	150,200	150,000
Net Increase (decrease) in Cash During Period	124,261	103,241

Operating Revenues

During the year ended December 31, 2013, the Company revenues of $4,765,650 compared to $nil for the period ended December 31, 2012.  The increase is due to the fact that the Company earned revenues from services relating to human resources during the fiscal year.  For the year ended December 31, 2013, the Company earned gross margin of $727,601 or 15.3%.

Operating Expenses and Net Loss

During the year ended December 31, 2013, the Company incurred operating expenses of $1,192,845 compared to $66,048 for the period ended December 31, 2012.  The increase in operating expenses is attributed to the fact that the Company commenced operations during the year and required more overhead costs to support operations including an increase in general and administrative costs of $395,682.  Furthermore, the Company had an increase in labor costs such as payroll costs of $448,756, and consulting fees of $187,814.  The Company had an increase of $93,977 in professional fees related to accounting, audit, and legal fees with respect to the Company’s SEC reporting requirements and filings, and for work performed on the Company’s acquisition of Career Start Inc.

For the year ended December 31, 2013, the Company recorded a net loss of $759,575 or $0.06 loss per share, compared with a net loss of $317,504 or $nil loss per share.  In addition to revenues and operating expenses, the Company recorded a loss of $257,968 (2012 - $245,285) relating to the fair value of the derivative liabilities with respect to the conversion feature of the convertible debenture.   The Company also incurred interest expense of $36,363 (2012 - $6,171) relating to interest costs on the Company’s short-term and long-term debt financings.

Liquidity and Capital Resources

As at December 31, 2013, the Company had cash of $227,502 and total current assets of $319,377 compared with cash of $103,241 and total current assets of $103,266 at December 31, 2012.  The increase in cash is attributed to the fact that the Company commenced operations during the year and realized cash proceeds from operating activity which helped to offset overhead and operating costs, as the Company had relatively consistent levels of cash proceeds from financing activities.  The increase in total current assets is due to an increase in accounts receivable of $87,765 relating to amounts owing from the Company’s operating activities.

As at December 31, 2013, the Company had total current liabilities of $1,075,507 compared to $535,626 at December 31, 2012.  The increase in total current liabilities was attributed to an increase in accounts payable and accrued liabilities of $255,306, and an increase of $257,968 in derivative liabilities relating to the fair value of the conversion feature on the convertible debenture.

The overall working capital deficit increased from $432,360 at December 31, 2012 to $756,130 at December 31, 2013.  The increase in working capital deficit is due to the non-cash effects of the increase in the derivative liability and the reclassification of the convertible debenture from non-current to current during fiscal 2013.  However, a portion of the increase in working capital deficit is due to the fact that the Company has not realized positive cash flows from their operations and continues to be dependent on cash flows from investing and financing activities to support their ongoing operations.

During the year ended December 31, 2013, the Company issued 23,555,555 common shares for proceeds of $150,200 and also issued 1,000,000 preferred shares to management for services with a fair value of $192,583 which was determined by an independent valuator.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used cash of $68,939 for operating activities compared to $46,759 for the year ended December 31, 2012.  The increase in the use of cash for operating activities was due to the fact that the Company commenced operating activity during fiscal 2013 and has incurred a higher cash cost for general administrative and overhead costs as sales levels are not matured given it is the first year of the Company’s operations.

Cashflow from Investing Activities

During the year ended December 31, 2013, the Company received cash of $43,000 relating to the acquisition of Career Start Inc.  The Company did not have any investing activities during the year ended December 31, 2012.

Cashflow from Financing Activities

During the year ended December 31, 2013, the Company received $150,200 from the issuance of common stock compared with $150,000 from the issuance of a convertible debenture during the year ended December 31, 2012.

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the fair value of the embedded derivative conversion option of $150,000. During the year ended December 31, 2013, the Company recorded accretion expense of $21,363.

Acquisition of Career Start Inc. (“Career”)

On July 13, 2013, the Company entered into a share purchase agreement with Career Start and the shareholders of all of the issued and outstanding common shares of Career. The Company acquired 100% of the issued and outstanding shares of Career in exchange for 47,142,858 common shares of the Company. Following the close of the share exchange agreement, there are 196,198,413 common shares outstanding, of which the former shareholders of Career will control approximately 47,142,858 common shares, or 24% of the total issued and outstanding common shares of the Company. As a result, Career becomes a wholly-owned subsidiary of the Company.

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$
Fair value of Career net assets

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (47,142,858 common shares)	(297,000)

Goodwill	198,834

The fair value of the common shares over the fair value of Career’s assets and liabilities as at July 13, 2013, has been allocated to goodwill.  Management performed a qualitative assessment of the goodwill balance at December 31, 2013 and did not note any factors that would indicate impairment of the goodwill amount.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings Inc.)

Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Excelsis Investments, Inc.
Largo, Florida

We have audited the accompanying consolidated balance sheets of Excelsis Investments, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2013 and the period from November 7, 2012 through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excelsis Investments, Inc. and its subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the year then ended December 31, 2013 and the period from November 7, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 2014, it was determined the 2012 financial statements were misstated resulting in an understatement of liabilities and an overstatement of equity as disclosed in Note  12 to the financial statements.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 14, 2014

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Balance Sheets

	December 31, 2013 $	(Restated) December 31, 2012 $

ASSETS

Cash	227,502	103,241
Accounts receivable	87,765	–
Prepaid expenses	4,110	25

Total Current Assets	319,377	103,266

Goodwill	198,834	–

Total Assets	518,211	103,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	275,647	20,341
Derivative liabilities	653,253	395,285
Loan payable	120,000	120,000
Due to related party	100	–
Convertible debenture, net of unamortized discount of $nil and $123,493, respectively	26,507	–

Total Current Liabilities	1,075,507	535,626

Convertible debenture, net of unamortized discount of $nil and $144,856, respectively	–	5,144

Total Liabilities	1,075,507	540,770

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	–

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 196,198,413 and 125,500,000 common shares, respectively	196,198	125,500

Additional paid-in capital	322,585	(245,500)

Accumulated deficit	(1,077,079)	(317,504)

Total Stockholders’ Deficit	(557,296)	(437,504)

Total Liabilities and Stockholders’ Deficit	518,211	103,266

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Operations

	Year ended December 31, 2013 $	November 7, 2012 through December 31, 2012 $

Revenue	4,765,650	–
Cost of Sales	(4,038,049)	–

Gross Margin	727,601	–

Operating Expenses

Consulting	212,814	25,000
General and administrative	402,678	6,816
Payroll	468,238	19,482
Professional fees	108,727	14,750
Transfer agent fees	388	–

Total Operating Expenses	1,192,845	66,048

Loss Before Other Expense	(465,244)	(66,048)

Other Income (Expense)

Loss on change in fair value of derivative liabilities	(257,968)	(245,285)
Interest expense	(36,363)	(6,171)

Total Other Income (Expense)	(294,331)	(251,456)

Net Loss	(759,575)	(317,504)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	160,871,951	80,583,333

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Cashflows

	Year ended December 31, 2013		(Restated) November 7, 2012 through December 31, 2012
	$		$
Operating Activities

Net loss		(759,575)		(317,504)

Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization of discount on convertible debenture		21,363		5,144
Issuance of preferred shares for services		192,583		–
Loss on change in fair value of derivative liabilities		257,968		245,285

Changes in operating assets and liabilities:

Accounts receivable		88,850		–
Prepaid expenses and deposits		(4,085)		(25)
Accounts payable and accrued liabilities		133,957		20,341

Net cash used in operating activities		(68,939)		(46,759)

Investing Activities

Proceeds from acquisition of Career Start, Inc.		43,000		–
				–
Net cash provided by investing activities		43,000		–

Financing Activities

Proceeds from issuance of common stock		150,200		–
Proceeds from issuance of convertible debentures		–		150,000

Net cash provided by financing activities		150,200		150,000

Increase in cash		124,261		103,241

Cash, beginning of period		103,241		–

Cash, end of period		227,502		103,241

Non-cash investing and financing activities:

Discount on convertible note due to derivative liability		–		150,000
Effect of reverse merger		–		120,000
Fair value of shares issued for the acquisition of Career Start, Inc.		297,000		–

Supplemental Disclosures

Interest paid		–		–
Income tax paid		–		–

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Stockholders’ Deficit
November 7, 2012 through December 31, 2013

							Additional
	Preferred Stock		Common Stock				Paid-in	Accumulated
	Shares	Par Value	Shares		Par Value		Capital	Deficit	Total
	#		$	#	$		$	$	$

Balance – November 7, 2012 (Date of Inception)	–	–		–		–	–	–		–

Issuance of founders shares	–	–		85,000,000		85,000	(85,000)	–		–

Reverse merger	–	–		40,500,000		40,500	(160,500)	–		(120,000)

Net loss for the period	–	–		–		–	–	(317,504)		(317,504)
	–	–		–		–
Balance – December 31, 2012 (Restated)	–	–		125,500,000		125,500	(245,500)	(317,504)		(437,504)
				–		–
Issuance of common stock at $0.0075	–	–		10,000,000		10,000	65,000	–		75,000
				–
Issuance of common stock at $0.0075	–	–		5,555,555		5,555	44,445	–		50,000
				–
Issuance of common stock at $0.0075	–	–		8,000,000		8,000	17,200	–		25,200

Issuance of preferred stock for services	1,000,000	1,000		–		–	191,583	–		192,583

Acquisition of Career Start	–	–		47,142,858		47,143	249,857	–		297,000

Net loss for the year	–	–		–		–	–	(759,575)		(759,575)
	–	–		–		–
Balance – December 31, 2013	1,000,000	1,000		196,198,413		196,198	322,585	(1,077,079)		(557,296)

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

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic shareholders held 85,000,000 shares or 68% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.  40,500,000 shares were retained by the Company shareholders and Mobile Dynamic assumed $120,000 of the Company’s liabilities.

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. (“Career”), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 47,142,858 common shares of the Company. The acquisition was accounted for as a business combination, as disclosed in Note 4 of the financial statements.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2013, the Company has a working capital deficit and an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)           Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2013 and 2012, the Company had no cash equivalents.

d)   Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of December 31, 2013, the Company had no allowances for doubtful accounts.

e)   Goodwill

Good will is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets.

f)   Impairment of Goodwill

Goodwill is reviewed for impairment annually and whenever events or changes in circumstance indicate that the carrying amount of such an asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. Measurement of an impairment loss for goodwill is based on the fair value of the asset.

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

2.           Summary of Significant Accounting Policies (continued)

g)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2013 and 2012, the Company had 211,764,705 and nil potentially dilutive common shares, respectively.

h)   Development Stage Company

The Company was considered a development stage company as defined by ASC 915-10-05 during the year ended December 31, 2012. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. During the year ended December 31, 2013, the Company realized significant revenues from operations, and has the expectation to continue recognizing revenues from operations.  As at and for the year ended December 31, 2013, the Company ceased to be a development stage company.

i)    Revenue Recognition

The Company derives revenue from contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. During the year ended December 31, 2013, 60% of the revenue is derived from two customers.

j)    Financial Instruments

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

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2013, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	653,253	(257,968)

Total	–	–	653,253	(257,968)

During the year ended December 31, 2012, the Company had a derivative liability amount of $395,285, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $245,285.

k)   Income Taxes

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

l)            Stock based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  For stock-based awards, stock-based compensation expense is recognized on the straight-line basis over the requisite service period.  In prior years, we accounted for stock-based awards under APB No. 25, "Accounting for Stock Issued to Employees."  We account for non-employee share-based awards in accordance with FASB ASC 505-50.

m)   Recent Accounting Pronouncements

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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

3.           Reverse Merger

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. (“Mobile Dynamic”), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic shareholders held 85,000,000 shares or 68% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.  40,500,000 shares were retained by the Company shareholders and Mobile Dynamic assumed $120,000 of the Company’s liabilities.

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

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$
Fair value of Career net assets

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (47,142,858 common shares)	(297,000)

Goodwill	198,834

The fair value of the common shares over the fair value of Career’s assets and liabilities as at July 13, 2013, has been allocated to goodwill.

Proforma financial information required by ASC 805 is not applicable given Career was formed in 2013 just prior to our acquisition of Career.
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

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

5.           Convertible Debentures (continued)

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the fair value of the embedded derivative conversion option of $150,000 as a debt discount and is amortizing it over the life of the note using the effective interest method. During the years ended December 31, 2013 and 2012, the Company recorded accretion expense of $21,363 and $5,144, respectively.

6.    Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2013, the Company recorded a loss on the change in fair value of derivative liability of $257,968 (2012 - $245,285). As at December 31, 2013, the Company recorded a derivative liability of $653,253 (2012 - $395,285).

The following inputs and assumptions were used to value the convertible debenture outstanding during the year ended December 31, 2013:

•	The underlying stock price of $0.0035 was used as the fair value of the common stock
•	The principal of the debenture on the December 6, 2012 date of issuance was $150,000
•	The balance of the principal of the debenture on the December 6, 2012, the date the debenture became convertible, was $150,000
•	The balance of the principal and interest of the debenture on the December 31, 2013 was $166,027.
•	Capital raising events are not a factor for the debenture
•	The Holder would redeem based on availability of alternative financing,0% of the time increasing 1.0% monthly to a maximum of 10%
•	The projected annual volatility for each valuation period was based on the historic volatility of the Company of 318 as at December 6, 2012 and 243% as at December 31, 2013
•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 20%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2012		395,285
Mark to market adjustment at December 31, 2013		257,968
Balance, December 31, 2013		653,253

7.           Related Party Transactions

a)	During the year ended December 31, 2013, the Company incurred payroll expense of $113,000 (2012 - $18,484) to management and officers of the Company.
b)	As of December 31, 2013, the Company had $100 owed to a director of Career, which is non-interest bearing, unsecured, and due on demand.

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

8.           Note Payable

At December 31, 2013, the Company owes $120,000 (2012 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.  This note was assumed as part of the reverse merger. See note 3 for details.

9.           Common Shares

a)	On November 6, 2012, the Company issued 85,000,000 founders share with a nominal fair value to management and directors of the Company.
b)
On November 28, 2012, the Company completed a reverse merger whereby the Company’s shareholders retained 40,500,000 shares of the Company and the net liabilities of $120,000 were merged into Mobile Dynamic.  See note 3 for details.

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
g)
During the year ended December 31, 2013, the Company issued 1,000,000 shares of preferred stock to management of the Company for compensation.  The shares of preferred stock are not convertible, carry voting rights of 1,000 votes per preferred share and the fair value of the preferred shares were deemed to be $192,583 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of issuance.

10.           Commitment

On May 1, 2013, Career entered into a factoring and security agreement for credit and collection services and is committed to pay an initial factoring fee of 1.50% and a factoring fee of 0.50% on the face value of amounts purchased from Career, and a minimum monthly fee of $500 as compensation for credit and collection services.  All amounts factored are non recourse.

11.           Income Taxes

The Company has $355,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2013, the Company had no uncertain tax positions.

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013 $	December 31, 2012 $

Net operating loss carried forward	195,101	24,554

Valuation allowance	(195,101)	(24,554)

Net deferred income tax asset	–	–

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Notes to the Consolidated Financial Statements

12.           Restatement

In 2014, it was determined the November 28, 2012 reverse merger transaction (refer to note 3) incorrectly understated liabilities and overstated paid in capital by $120,000 each. The financial statements reflect this change by increasing liabilities and decreasing equity as of December 31, 2012 each by $120,000.

13.           Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, excepting the following:

a)   On January 15, 2014, the Company issued 100,000 common shares of the Company for employee bonuses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  MaloneBailey, LLP has audited our financial statements for the years ended December 31, 2013 and 2012.

Previous independent registered public accounting firm

On February 21, 2014, we terminated M&K CPAS, PLLC, as our independent registered public accounting firm. The decision to dismiss M&K CPAS, PLLC as our independent registered public accounting firm was approved by our Board of Directors on February 21, 2014. Except as noted in the paragraph immediately below, the reports of M&K CPAS, PLLC’s financial statements for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of M&K CPAS, PLLC on our financial statements as of and for the year end December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern. The continuation of our ability to continue as a going concern is dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

From our inception on November 6, 2012 through December 31, 2012 and through November 19, 2013 we have not had any disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to M&K CPAS, PLLC ‘s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

From our inception on November 6, 2012 through year ended December 31, 2012 and through November 19, 2014, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 21, 2014, we delivered a copy of this report to M&K CPAS, PLLC. M&K CPAS, PLLC has not issued its response.  M&K CPAS, PLLC advised our attorney that it had a firm policy which required that we  pay for the assistance with the successor auditor and re-issuance of our opinion prior to providing Exhibit 16.1.  We believed that the fee request was unwarranted since MaloneBailey reaudited the year ended December 31, 2012; there was no reason or need for a reaudit opinion from M&K CPAS, PLLC; and, MaloneBailey had no need to to consult with M&K CPAS, PLLC.

New independent registered public accounting firm

On February 21, 2014, we engaged MaloneBailey, LLP, 9801 Westheimer Road, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with MaloneBailey, LLP on any accounting issues prior to engaging them as our new auditors.  We requested that MaloneBailey, LLP reaudit our financial statements for the year ended December 31, 2012, previously audited by M&K CPAS, PLLC.

During the two most recent fiscal years and through the date of engagement, we have not consulted MaloneBailey, LLP with regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Malone & Bailey, P.C. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	28	President, Principal Executive Officer and a Director
Michelle Pannoni	46	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

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

Michelle Pannoni

Since November 29, 2012, Michelle Pannoni has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.   Ms. Pannoni attended Monroe Community College and Rochester Institute of Technology in Rochester, New York. She subsequently began her professional career in Rochester New York, employing her accounting educational background, in various businesses. She expanded her career experience capitalizing on her marketing background and secured a marketing position in a hospitality enterprise with full accountability for all phases of marketing management, promotions and sales.  Ms. Pannoni relocated to Florida for an opportunity as VP Marketing for a Marketing Group of various condominium tracts where she was responsible for the development, execution, and tracking of multiple web based marketing lead generation and sales programs.  She continued to expand her business expertise, serving in the management, marketing, and accounting functions for various private and public venues, all with corporate objectives related to utilizing her skill set in the development and ongoing management of web based marketing services.  In April of 2007, Ms. Pannoni launched her own unique retail business “Talk of the Town Accessories” which she developed, marketed, and brought to a profitable sale in September 2009.   In October 2009 she became active as Florida Realtor specializing in the analysis, packaging, and web based marketing and sales of Commercial Real Estate venues including mixed use land sites, apartment and condominium conversion projects, marinas, and hospitality/hotel acquisition projects.   In March of 2011, Ms. Pannoni launched her own web based marketing and design company –Trudico LLC, and simultaneously partnered with Brian McFadden, for the launch of Let’s Stay Local, an Entertainment venue designed to leverage the Groupon Daily Deal phenomenon into a younger, recurring, local nightlife demographic. Ms. Pannoni and Mr. McFadden, subsequently launched the publicaly traded entity today known as Excelsis Investments.

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

The following table sets forth the compensation paid by us for the last two years ended December 31, 2013 and 2012, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)

Brian McFadden	2013	39,530	0	96,922	0	0	0	0	136,452
President	2012	10,000	0	0	0	0	0	0	10,000

Michelle Pannoni	2013	39,530	0	96,921	0	0	0	0	136,451
Secretary & Treasurer	2012	10,000	0	0	0	0	0	0	10,000

Hubert Elrington	2013	0	0	0	0	0	0	0	0
Former President & Secretary	2012	0	0	0	0	0	0	0	0

Peter Kremer	2013	0	0	0	0	0	0	0	0
Former President & Secretary	2012	17,000	0	0	0	0	0	0	17,000

We anticipate paying an additional $100,000 to each in 2013.

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We have not paid any compensation to our directors in 2014.

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

The following table sets forth, as of April 1, 2014, the beneficial ownership of the outstanding common stock and preferred stock: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock.  As of April 1, 2014, there were 196,198,413 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock

Brian McFadden(1) (4)	42,500,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (2)(4)	42,500,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	85,000,000	43.32%	1,000,000	100.00%

Linsay Taliento	41,114,286	20.96%	0	0.00%
412 Westside Drive
Rochester, New York 14624

Peter Schuster	15,071,429	7.68%	0	0.00%
140 Island Way #280
Clearwater, Florida 33767

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

(3)	Hubert Elrington irrevocably canceled and returned to authorized but unissued status a total of 150,000,000 shares of common stock on November 28, 2012.

(4)
1,000,000 shares of our capital stock is designated as Series A Preferred Stock.  500,000 shares are owned by Brian McFadden our president, principal executive officer and a director and 500,000 shares are owned by Michelle Pannoni, our secretary, treasurer, principal financial officer and a director.  Each share of Series A Preferred Stock has 1,000 votes.  According the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes.  Our Series A Preferred Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. McFadden and Ms. Pannoni have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote.

Future sales by existing stockholders

Rule 144 of the Securities Act of 1933, as amended, (the “Act”) is available for the resale of our shares of common stock because we are no longer categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2013, we owed $100 (2012 - $nil) to a director of Career Start Inc.  The amount owing is unsecured, non-interest bearing, and due on demand.

During the period ended December 31, 2013, we incurred payroll expense of $113,000 (2012 - $18,484) to management and directors of the Company.

            In July, 2013, we issued 1,000,000 shares of our capital stock is designated as Series A Preferred Stock.  500,000 shares were issued to Brian McFadden our president, principal executive officer and a director and 500,000 shares were issued to Michelle Pannoni, our secretary, treasurer, principal financial officer and a director.  Each share of Series A Preferred Stock has 1,000 votes.  According the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes.  Our Series A Preferred Stock is not registered under the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. McFadden and Ms. Pannoni have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote. The preferred shares were issued in consideration of services valued at $192,583.

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

2013	$16,000	MaloneBailey, LLP
2013	$16,500	M&K CPAS, PLLC
2012	$10,000	M&K CPAS, PLLC

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.				X

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.				X

3.7	Amended Articles of Incorporation – March 26, 2013.				X

3.8	Amended Articles of Incorporation – October 24, 2013.				X

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2014.

EXCELSIS INVESTMENTS INC.

BY:	BRIAN McFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN McFADDEN	President, Principal Executive Officer, and a	April 14, 2014
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	April 14, 2014
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.				X

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.				X

3.7	Amended Articles of Incorporation – March 26, 2013.				X

3.8	Amended Articles of Incorporation – October 24, 2013.				X

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X