Form 10-K/A
period 2013-12-31
EXCELSIS INVESTMENTS INC.
filed 2014-04-25
CIK 1496818

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2014:  $630,750.

As of March 31, 2014, 196,198,413 shares of the registrant’s common stock were outstanding.

REASON FOR AMENDMENT

The sole purpose of this amendment is to change our Corporate Website posting from “NO” to “YES”. No other changes have been made to our Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of our Form 10-K.

TABLE OF CONTENTS

		Page

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	3

Signatures		5

Exhibit Index		6

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	4/15/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	4/15/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	4/15/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	4/15/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	4/15/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	4/15/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of April, 2014.

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
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN McFADDEN	President, Principal Executive Officer, and a	April 25, 2014
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	April 25, 2014
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2

14.1	Code of Ethics	S-1	10/07/10	14.1

21.1	List of Subsidiaries	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	4/15/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	4/15/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	4/15/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	4/15/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	4/15/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	4/15/14	101.PRE