Form 10-Q
period 2014-03-31
EXCELSIS INVESTMENTS INC.
filed 2014-05-19
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

EXCELSIS INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-2758155
(I.R.S. Employer Identification No.)

801 West Bay Drive, Suite 470
Largo, Florida 33770
(Address of principal executive offices, including zip code.)

727-330-2731
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
196,298,413 as of May 12 , 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.
Consolidated Balance Sheets
(unaudited)

	March 31, 2014 $	December 31, 2013 $

ASSETS

Cash	29,178	227,502
Accounts receivable	48,455	87,765
Prepaid expenses	4,110	4,110

Total Current Assets	81,743	319,377

Goodwill	198,834	198,834

Total Assets	280,577	518,211

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	270,931	275,647
Derivative liabilities	–	653,253
Loan payable	120,000	120,000
Due to related party	100	100
Convertible debenture, net of unamortized discount of $nil and $123,493, respectively	53,000	26,507

Total Liabilities	444,031	1,075,507

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	1,000

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 196,298,413 and 196,198,413 common shares, respectively	196,298	196,198

Additional paid-in capital	322,815	322,585

Accumulated deficit	(683,567)	(1,077,079)

Total Stockholders' Deficit	(163,454)	(557,296)

Total Liabilities and Stockholders' Deficit	280,577	518,211

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
 Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2014 $	Three months ended March 31, 2013 $

Revenue	2,074,112	50,000
Cost of Sales	2,011,717	–

Gross Margin	62,395	50,000

Operating Expenses

Consulting	–	550
General and administrative	132,093	51,900
Payroll	190,708	65,795
Professional fees	37,969	24,157
Transfer agent fees	163	220

Total Operating Expenses	360,933	142,622

Loss Before Other Expense	(298,538)	(92,622)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	653,253	(141,853)
Gain on forgiveness of convertible debt	169,726	–
Interest expense	(130,929)	(5,657)

Total Other Income (Expense)	692,050	(147,510)

Net Income (Loss)	393,512	(240,132)
Net Loss per Share – Basic and Diluted	0.00	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	196,279,524	125,500,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Cashflows
(unaudited)

	Three months ended March 31, 2014 $	Three months ended March 31, 2013 $
Operating Activities

Net income (loss)	393,512	(240,132)

Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization of discount on convertible debenture	123,493	1,958
Convertible debt issuance costs	3,000	–
Gain (loss) on change in fair value of derivative liabilities	(653,253)	141,853
Gain on forgiveness of debt	(169,726)	–
Issuance of shares for services	330	–

Changes in operating assets and liabilities:

Accounts receivable	39,310	–
Accounts payable and accrued liabilities	15,010	11,285

Net cash used in operating activities	(248,324)	(85,036)

Financing Activities

Proceeds from issuance of common stock	–	75,000
Proceeds from issuance of convertible debentures	50,000	–

Net cash provided by financing activities	50,000	75,000

Decrease in cash	(198,324)	(10,036)

Cash, beginning of period	227,502	103,241

Cash, end of period	29,178	93,205

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisistion") with PB PubCrawl.com LLC ("PubCrawl"), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company. The Company is a development stage company as defined by FASB guidelines.

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. ("Mobile Dynamic"), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. ("Career"), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 47,142,858 common shares of the Company. The acquisition was between two related parties and has been accounted on a cost basis, as disclosed in Note 4 of the financial statements.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2014, the Company has a working capital deficit of $362,288 and an accumulated deficit of $683,567. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Career Start, Inc., a Florida company. All intercompany transactions have been eliminated on consolidation.  The Company's fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to share-based payments, collectability of accounts receivable, impairment of goodwill and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

d)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)	Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of March 31, 2014, the Company had no allowances for doubtful accounts.

f)	Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets.

g)	Impairment of Goodwill

Goodwill is reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such an asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. Measurement of an impairment loss for goodwill is based on the fair value of the asset.

h)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2014 and December 31, 2013, the Company had nil and 211,764,705 potentially dilutive common shares, respectively.

i)	Revenue Recognition

The Company derives revenue from contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	–	653,253

Total	–	–	–	653,253

During the year ended December 31, 2013, the Company had a derivative liability amount of $653,253, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $257,968.
During March 31, 2014, the Company recognized a gain on change in fair value of the derivative of $653,253 due to the forgiveness of the $150,000 convertible note. (see note 4).

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

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

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

	$
Fair value of Career net assets

Cash		43,000
Accounts receivable		176,615
Accounts payable and accrued liabilities		(121,349)
Due to a related party		(100)

Net assets on acquisition		98,166
Purchase price (47,142,858 common shares)		(297,000)

Excess of purchase consideration over fair value		198,834

The fair value of the common shares over the fair value of Career's assets and liabilities as at July 13, 2013, has been allocated to goodwill.

Proforma financial information required by ASC 805 is not applicable given Career was formed in 2013 just prior to our acquisition of Career.

4.	Convertible Debentures

a)
On December 6, 2012, the Company entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for the Company's common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended March 31, 2014, the Company recorded accretion expense of $123,493.

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.	Convertible Debentures (continued)

b)
On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2014, accrued interest of $778 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

5.       Related Party Transactions

a)	During the three months ended March 31, 2014, the Company incurred payroll expense of $10,765 (2013 - $50,246) to management and officers of the Company.

b)	As of March 31, 2014, the Company owed $100 to a director of Career, which is non-interest bearing, unsecured, and due on demand.

6.       Note Payable

At March 31, 2014, the Company owes $120,000 (2013 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.

7.       Common Shares

a)	On January 15, 2014, the Company issued 100,000 common shares of the Company with a fair value of $330 for employee bonuses.

8.	Commitment

On May 1, 2013, Career entered into a factoring and security agreement for credit and collection services and is committed to pay an initial factoring fee of 1.50% and a factoring fee of 0.50% on the face value of amounts purchased from Career, and a minimum monthly fee of $500 as compensation for credit and collection services.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	81,743	319,377
Current Liabilities	444,031	1,075,507
Working Capital (Deficit)	(362,288)	(756,130)

Cash Flows

	March 31, 2014 $	March 31, 2014 $
Cash Flows used in Operating Activities	(248,324)	(85,036)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from Financing Activities	50,000	75,000
Net Decrease in Cash During Period	(198,324)	(10,036)

Operating Revenues

During the three months ended March 31, 2014, the Company earned revenues of $2,074,112 and gross profit of $62,395 from contracting and consulting services compared with revenues and gross profit of $50,000 during the three months ended March 31, 2013.  The increase in revenues and gross profit margin is due to the fact that the Company recorded three months of revenue from human resource services during the current year.

Operating Expenses and Net Loss

During the three months ended March 31, 2014, the Company recorded operating expenses of $360,933 compared with $142,622 for the three months ended March 31, 2013.  Operating expenses were comprised of $190,708 for payroll costs incurred for management and head office salaries, $132,093 for general and administrative expenses relating to overhead costs incurred for the Company's head office and business operations, $163 for transfer agent fees, and $37,969 for professional fees relating to accounting, audit, and legal fees incurred for the Company's SEC filings.  The increase is due to costs incurred by Career Start Inc., a wholly-owned subsidiary of the Company, for costs incurred with respect to human resource services.

For the three months ended March 31, 2014, the Company had a net income of $393,512 and basic and diluted net income per share of $nil compared with a net loss of $240,132 and a loss per share of $nil.  In addition to operating expenses, the Company also incurred a gain of $653,253 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture, $169,726 gain related to the forgiveness of debt, and interest expense of $130,929  relating to interest charges incurred on its' convertible debenture.  During the three months ended March 31, 2013, the Company incurred a net loss of $240,132 due to the fact that it was still a development stage company and had not acquired Career Start, and thus had limited operating cash flow and revenues.

Liquidity and Capital Resources

As at March 31, 2014, the Company had a cash balance of $29,178 and asset total of $280,577 compared with $227,502 of cash and total assets of $518,211 as at December 31, 2013. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company and its wholly-owned subsidiary.  The decrease in total assets is due to decrease in cash balance and in accounts receivable, which is primarily due to a timing difference between collection of revenues.

The overall working capital deficit decreased from $756,130 at December 31, 2013 to $362,288 at March 31, 2014 due in part to the fact that the Company had a no derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

Cashflow from Operating Activities

During the three months ended March 31, 2014, the Company used $248,324 of cash for operating activities, which is reflective of the cash used for day-to-day business operations which included the operations of the Company and its wholly-owned subsidiary, Career Start Inc.   Comparatively, the Company used cash of $85,036 during the three months ended March 31, 2013 and the increase in the use of cash is due to a higher level of operating cash needs for the Company's operating activities in the current period compared to the prior year.

Cashflow from Investing Activities

During the three months ended March 31, 2014 and 2013, the Company received no cash from investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2014, the Company received cash of $50,000 from the issuance of convertible debt compared with cash proceeds of $75,000 during the three months ended March 31, 2013 from the issuance of common stock.

Convertible Promissory Note

On December 6, 2012, the Company entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for the Company's common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $150,000. During the period ended March 31, 2014, the Company recorded accretion expense of $123,493.

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726.

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2014, accrued interest of $778 has been recorded in accounts payable and accrued liabilities.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of proper segregation of duties

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.                          LEGAL PROCEEDINGS.

None.

ITEM 1A.                    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

ITEM 5.                          OTHER INFORMATION.

None.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2014.

EXCELSIS INVESTMENTS, INC.

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