Form 10-Q/A
period 2014-03-31
EXCELSIS INVESTMENTS INC.
filed 2014-05-22
CIK 1496818

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
196,298,413 as of May 12, 2014.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014 is to correct the disclosure on the cover page relating to posting information on the Registrant’s corporate Web site of the Interactive Data. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

TABLE OF CONTENTS

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

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

ITEM 5.                          OTHER INFORMATION.

None.

ITEM 6.                          EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.	10-Q	5/19/14	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	5/19/14	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	5/19/14	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	5/19/14	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	5/19/14	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	5/19/14	101.PRE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May, 2014.

EXCELSIS INVESTMENTS, INC.

BY:	BRIAN McFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/12	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.	10-Q	5/19/14	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	5/19/14	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	5/19/14	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	5/19/14	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	5/19/14	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	5/19/14	101.PRE