Form 10-K/A
period 2013-12-31
EXCELSIS INVESTMENTS INC.
filed 2014-07-21
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

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
(Registrant's telephone number including area code)

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

As of March 31, 2014, 196,198,413 shares of the registrant's common stock were outstanding.

REASON FOR AMENDMENT

The purpose of this amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 is to respond to a comment letter from the SEC.

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

2. Develop and implement a product development timeline – We will require the implementation of a detailed timeline to ensure our production a marketable mobile application.  These keys areas will need to be addressed to assist in the assurance of the Company's success:

•	efficient design and programming writing;
•	extensive Beta testing through friends and family network, or eventually through current users;
•	timely and useful downloadable updates;
•	marketable launch through third party retailer or through the Company's website.

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

Competition

The mobile apps industry is fragmented and there are many competitors with larger financial resources than us.  As such, if we intended to make our presence known in the industry, we will have to establish a significant marketing campaign to attract customers.  Currently, we do not plan to proceed with such a campaign, but intend to concentrate on expanding the operations of Career Start, Inc.  Currently, we are developing human resource software, we believe, will differentiate us in the industry.

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

Currently we own no property.   We lease space for our offices that are located 801 West Bay Drive, Suite 470, Largo, Florida 33770.  Telephone 727-330-2731.  We lease our offices from West Bay Largo LLC pursuant to a written lease dated December 1, 2012.  The term of our lease is month-to-month.  Our monthly rent is $25. We also lease space at 727 St Paul Street, Rochester NY 14605. The term of our lease is annual. Our monthly rent is $1,500.

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

Our primary strategic focus is creating specialization in the services we offer. Our customers have a variety of challenges in running their business, many of which are unique to the industry in which they operate. Our objective is to be the leading provider of upper and lower management staffing by providing specialized service offerings, which will improve the productivity and performance of our customers. We believe that specialization differentiates us from our competition and ensures we deliver industry specific solutions tailored to the specific needs of our customers. We have and continue to invest in building industry expertise in various upper management markets. Those investments have strengthened our ability to provide compelling workforce solutions for our customers. We have also built our sales and service capabilities for national customers while maintaining our core strength of selling and servicing small and mid-sized businesses at the local level. Our specialization substantially improves our ability to provide quality solutions that customers' value.

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

Methods used to sell temporary staffing services to customers vary depending on the customer's need for temporary staffing services, the local managerial supply, the local labor supply, the length of assignment, the number of managers and workers and skills required. We are a business-to-business sales provider. Our sales process takes place at the customer's location. Success is often based on the experience and skill of the sales person and the strength of relationship with the customer. Retention of customers, exclusive of economic conditions, is dependent on the strength of our relationship with the customer, the skill, quality and tenure of temporary workers, the success of our operations, and customer service skills.

During 2013, we served approximately 20 customers in the services, retail, wholesale, manufacturing, and food processing industries. Our three largest customers accounted for 70% of total revenue for 2013. Our largest client is approximately 34% of our total revenue for 2013.

Employees and Temporary Associates

As of August 31, 2013, we employed approximately 425 full-time and part-time employees. We recruit temporary management and workers daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary management and workers through personal referrals, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a manager or temporary worker and match their competencies or capabilities to a customer's requirements. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. We use a variety of proprietary programs for identifying and assessing the skill level of our temporary managers and workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our assessment systems enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.

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

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business; some of which include increased temporary worker wages, costs for workers' compensation, and unemployment insurance.

The most significant competitive factors in the staffing business are price, ability to promptly fill customer orders, success in meeting customers' quality expectations of temporary staffing, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history and commitment to the employment market and our specialized approach in serving the industries of our customers. Also, our national presence and proprietary systems and programs including risk management, and legal and regulatory compliance are key differentiators from many of our competitors.

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

ITEM 2.                    PROPERTIES.

We own no properties.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.                    MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol "PBCW".  The shares of common stock began trading in the first quarter of 2011.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter 10/1/13 to 12/31/13	0.0095	0.0041
Third Quarter 7/1/13 to 9/30/13	0.0095	0.0041
Second Quarter 4/1/13 to 6/30/13	$0.009	$0.004
First Quarter: 1/1/13 to 3/31/13	$0.0045	$0.0042

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$0.00	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.00	$0.00
Second Quarter: 4/1/12 to 6/30/12	$0.00	$0.00
First Quarter: 1/1/12 to 3/31/12	$0.00	$0.00

Holders

On April 1, 2014, we had 101 shareholders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Operating Expenses and Net Loss

During the year ended December 31, 2013, the Company incurred operating expenses of $1,192,845 compared to $66,048 for the period ended December 31, 2012.  The increase in operating expenses is attributed to the fact that the Company commenced operations during the year and required more overhead costs to support operations including an increase in general and administrative costs of $395,682.  Furthermore, the Company had an increase in labor costs such as payroll costs of $448,756, and consulting fees of $187,814.  The Company had an increase of $93,977 in professional fees related to accounting, audit, and legal fees with respect to the Company's SEC reporting requirements and filings, and for work performed on the Company's acquisition of Career Start Inc.

For the year ended December 31, 2013, the Company recorded a net loss of $759,575 or $0.06 loss per share, compared with a net loss of $317,504 or $nil loss per share.  In addition to revenues and operating expenses, the Company recorded a loss of $257,968 (2012 - $245,285) relating to the fair value of the derivative liabilities with respect to the conversion feature of the convertible debenture.   The Company also incurred interest expense of $36,363 (2012 - $6,171) relating to interest costs on the Company's short-term and long-term debt financings.

Liquidity and Capital Resources

As at December 31, 2013, the Company had cash of $227,502 and total current assets of $319,377 compared with cash of $103,241 and total current assets of $103,266 at December 31, 2012.  The increase in cash is attributed to the fact that the Company commenced operations during the year and realized cash proceeds from operating activity which helped to offset overhead and operating costs, as the Company had relatively consistent levels of cash proceeds from financing activities.  The increase in total current assets is due to an increase in accounts receivable of $87,765 relating to amounts owing from the Company's operating activities.

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

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used cash of $68,939 for operating activities compared to $46,759 for the year ended December 31, 2012.  The increase in the use of cash for operating activities was due to the fact that the Company commenced operating activity during fiscal 2013 and has incurred a higher cash cost for general administrative and overhead costs as sales levels are not matured given it is the first year of the Company's operations.

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

Convertible Promissory Note

On December 6, 2012, the Company entered into a convertible promissory note agreement for $150,000 with Hermaytar S.A. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for the Company's common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.  On March 31, 2014, we executed a Debt Forgiveness Agreement with Hermaytar S.A. wherein the foregoing indebtedness was forgiven by Hermaytar S.A

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the fair value of the embedded derivative conversion option of $150,000. During the year ended December 31, 2013, the Company recorded accretion expense of $21,363.

Acquisition of Career Start Inc. ("Career")

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
(formerly Pub Crawl Holdings Inc.)

Consolidated Financial Statements
For the years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Excelsis Investments, Inc.
Largo, Florida

We have audited the accompanying consolidated balance sheets of Excelsis Investments, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years December 31, 2013 and the period from November 7, 2012 through December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excelsis Investments, Inc. and its subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years December 31, 2013 and the period from November 7, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 2014, it was determined the 2012 financial statements were misstated resulting in an understatement of liabilities and an overstatement of equity as disclosed in Note  12 to the financial statements.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 14, 2014

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Balance Sheets

	December 31, 2013 $	(Restated) December 31, 2012 $

ASSETS

Cash	227,502	103,241
Accounts receivable	87,765	–
Prepaid expenses	4,110	25

Total Current Assets	319,377	103,266

Goodwill	198,834	–

Total Assets	518,211	103,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	275,647	20,341
Derivative liabilities	653,253	395,285
Loan payable	120,000	120,000
Due to related party	100	–
Convertible debenture, net of unamortized discount of $nil and $123,493, respectively	26,507	–

Total Current Liabilities	1,075,507	535,626

Convertible debenture, net of unamortized discount of $nil and $144,856, respectively	–	5,144

Total Liabilities	1,075,507	540,770

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	–

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 196,198,413 and 125,500,000 common shares, respectively	196,198	125,500

Additional paid-in capital	322,585	(245,500)

Accumulated deficit	(1,077,079)	(317,504)

Total Stockholders' Deficit	(557,296)	(437,504)

Total Liabilities and Stockholders' Deficit	518,211	103,266

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

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Cashflows

	Year ended December 31, 2013 $	(Restated) November 7, 2012 through December 31, 2012 $
Operating Activities

Net loss	(759,575)	(317,504)

Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization of discount on convertible debenture	21,363	5,144
Issuance of preferred shares for services	192,583	–
Loss on change in fair value of derivative liabilities	257,968	245,285

Changes in operating assets and liabilities:

Accounts receivable	88,850	–
Prepaid expenses and deposits	(4,085)	(25)
Accounts payable and accrued liabilities	133,957	20,341

Net cash used in operating activities	(68,939)	(46,759)

Investing Activities

Proceeds from acquisition of Career Start, Inc.	43,000	–
		–
Net cash provided by investing activities	43,000	–

Financing Activities

Proceeds from issuance of common stock	150,200	–
Proceeds from issuance of convertible debentures	–	150,000

Net cash provided by financing activities	150,200	150,000

Increase in cash	124,261	103,241

Cash, beginning of period	103,241	–

Cash, end of period	227,502	103,241

Non-cash investing and financing activities:

Discount on convertible note due to derivative liability	–	150,000
Effect of reverse merger	–	120,000
Fair value of shares issued for the acquisition of Career Start, Inc.	297,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
(formerly Pub Crawl Holdings Inc.)
Consolidated Statements of Stockholders' Deficit
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

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. ("Mobile Dynamic"), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic shareholders held 85,000,000 shares or 68% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.  40,500,000 shares were retained by the Company shareholders and Mobile Dynamic assumed $120,000 of the Company's liabilities.

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

i)              Revenue Recognition

The Company derives revenue from temporary staffing services through contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the fulfillment of services purchased by the customer, can determine the pricing costs, employees are hired by the Company and paid directly by the Company, has a credit risk with respect to collection of amounts owed by its customers, and is involved in the determination of service specifications.  During the year ended December 31, 2013, the Company had 70% of revenues derived from three customers, where Customer A comprised of 34% of gross revenues, Customer B comprised of 26% of gross revenues, and Customer C comprised of 10% of gross revenues.

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

l)              Stock based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  For stock-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.  In prior years, we accounted for stock-based awards under APB No. 25, "Accounting for Stock Issued to Employees."  We account for non-employee share-based awards in accordance with FASB ASC 505-50.

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

3.            Reverse Merger

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. ("Mobile Dynamic"), a company incorporated in the state of Florida on November 7, 2012, in exchange for the issuance of 10,000,000 common shares.  As part of the acquisition, the Company cancelled 150,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 75,000,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic shareholders held 85,000,000 shares or 68% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.  40,500,000 shares were retained by the Company shareholders and Mobile Dynamic assumed $120,000 of the Company's liabilities.

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

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the fair value of the embedded derivative conversion option of $150,000 as a debt discount and is amortizing it over the life of the note using the effective interest method. During the years ended December 31, 2013 and 2012, the Company recorded accretion expense of $21,363 and $5,144, respectively.

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
b)
On November 28, 2012, the Company completed a reverse merger whereby the Company's shareholders retained 40,500,000 shares of the Company and the net liabilities of $120,000 were merged into Mobile Dynamic.  See note 3 for details.

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

12.        Restatement

The Company identified an error relating to the assumption of a loan payable that was not previously recorded as part of the reverse merger transaction.  The effect of the restatement resulted in an increase in total liabilities and an increase in additional paid-in capital.  There was no impact on statement of operations or the statement of cash flows.

The following tables reflect the adjustment and restated amounts:

	December 31, 2012
Balance Sheet	As Reported $	Adjustment $	As Restated $
Current Liabilities
Loan payable	0	120,000	120,000
Total Liabilities	420,770	120,000	540,770
Stockholders' Deficit
Additional paid-in capital	(125,500)	(120,000)	(245,500)
Total Stockholders' Deficit	(317,504)	(120,000)	(437,504)

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

Previous independent registered public accounting firm

On February 21, 2014, we terminated M&K CPAS, PLLC, as our independent registered public accounting firm. The decision to dismiss M&K CPAS, PLLC as our independent registered public accounting firm was approved by our Board of Directors on February 21, 2014. Except as noted in the paragraph immediately below, the reports of M&K CPAS, PLLC's financial statements for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

From our inception on November 6, 2012 through December 31, 2012 and through November 19, 2013 we have not had any disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to M&K CPAS, PLLC 's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

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

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Management's Report on Internal Control over Financial Reporting

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Background of officers and directors

Brian McFadden

Since November 29, 2012 Brian McFadden has been our president, principal executive officer and a member of our board of directors.  Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others.  In December 2008, Mr. McFadden founded Rail Nine Media, a full service web design and marketing house that has worked with clients ranging from MTV's Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns.   In April 2010, Mr. McFadden co-founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups.   Mr. McFadden expanded his IRocNights customer base through the launch of Let's Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let's Stay Local focused on daily deals for the targeted younger generations. While at Let's Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled.  Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden currently remains at Rail Nine Media, where he started working in 2008.

Michelle Pannoni

Since November 29, 2012, Michelle Pannoni has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.   Ms. Pannoni attended Monroe Community College and Rochester Institute of Technology in Rochester, New York. Ms. Pannoni did not receive a degree from either institution.  She subsequently began her professional career in Rochester New York, employing her accounting educational background, in various businesses. She expanded her career experience capitalizing on her marketing background and secured a marketing position in a hospitality enterprise with full accountability for all phases of marketing management, promotions and sales.  Ms. Pannoni relocated to Florida for an opportunity as VP Marketing for a Marketing Group of various condominium tracts where she was responsible for the development, execution, and tracking of multiple web based marketing lead generation and sales programs.  She continued to expand her business expertise, serving in the management, marketing, and accounting functions for various private and public venues, all with corporate objectives related to utilizing her skill set in the development and ongoing management of web based marketing services.  In April of 2007, Ms. Pannoni launched her own unique retail business "Talk of the Town Accessories" which she developed, marketed, and brought to a profitable sale in September 2009.   In October 2009 she became active as Florida Realtor specializing in the analysis, packaging, and web based marketing and sales of Commercial Real Estate venues including mixed use land sites, apartment and condominium conversion projects, marinas, and hospitality/hotel acquisition projects.   In March of 2011, Ms. Pannoni launched her own web based marketing and design company – Trudico LLC, and simultaneously partnered with Brian McFadden, for the launch of Let's Stay Local, an Entertainment venue designed to leverage the Groupon Daily Deal phenomenon into a younger, recurring, local nightlife demographic. Ms. Pannoni and Mr. McFadden, subsequently launched the publicly traded entity today known as Excelsis Investments.

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

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden(1) (4)	42,500,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (2)(4)	42,500,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	85,000,000	43.32%	1,000,000	100.00%

Linsay Taliento	41,114,286	20.96%	0	0.00%
412 Westside Drive
Rochester, New York 14624

Peter Schuster	15,071,429	7.68%	0	0.00%
140 Island Way #280
Clearwater, Florida 33767

Asher Enterprise (5) 140 Island Way #280 Clearwater, Florida 33767	19,610,211	9.99%	0	0.00%

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

(5)
Consists of Common Stock that the reporting person has the right to acquire by way of conversion of promissory note(s), subject to the right of the issuer to repay the note(s) as set forth in the terms of the note(s). See the issuer's filings with the Securities and Exchange Commission for additional information on the promissory note(s).

Future sales by existing stockholders

Rule 144 of the Securities Act of 1933, as amended, (the "Act") is available for the resale of our shares of common stock because we are no longer categorized as a "shell company" as that term is defined in Reg. 405 of the Act.  A "shell company" is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

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

(5)               Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)               The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.				X

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of July, 2014.

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
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN McFADDEN	President, Principal Executive Officer, and a	July 17, 2014
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	July 17, 2014
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.				X

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X