Form 10-Q
period 2014-06-30
EXCELSIS INVESTMENTS INC.
filed 2014-08-19
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

196,298,413 as of August 13, 2014.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

Financial Statements

June 30, 2014 (unaudited) and December 31, 2013

Financial Statement Index

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXCELSIS INVESTMENTS, INC.

Consolidated Balance Sheets

(unaudited)

	June 30, 2014 $	December 31, 2013 $

ASSETS

Cash	180,840	227,502
Accounts receivable	58,055	87,765
Prepaid expenses	4,110	4,110
Deferred financing costs	6,556	–

Total Current Assets	249,561	319,377

Goodwill	198,834	198,834

Total Assets	448,395	518,211

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	129,949	275,647
Derivative liabilities	–	653,253
Loan payable	120,000	120,000
Due to related party	100	100
Convertible debenture, net of unamortized discount of $nil and $123,493, respectively	559,000	26,507

Total Liabilities	809,049	1,075,507

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 196,298,413 and 196,198,413 common shares, respectively	196,298	196,198

Additional paid-in capital	322,815	322,585

Accumulated deficit	(880,767)	(1,077,079)

Total Stockholders’ Deficit	(360,654)	(557,296)

Total Liabilities and Stockholders’ Deficit	448,395	518,211

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2014 $	Three months ended June 30, 2013 $	Six months ended June 30, 2014 $	Six months ended June 30, 2013 $

Revenues	2,011,390	–	4,085,502	50,000
Cost of Sales	1,585,394	–	3,597,111	–

Gross Margin	425,996	–	488,391	50,000

Operating Expenses

Consulting	251,092	2,956	251,092	3,506
General and administrative	185,408	69,652	317,501	121,552
Payroll	139,492	25,342	330,200	91,137
Professional fees	40,054	28,548	78,023	52,705
Transfer agent fees	325	20	488	240

Total Operating Expenses	616,371	126,518	977,304	269,140

Loss Before Other Income (Expense)	(190,375)	(126,518)	(488,913)	(219,140)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	–	(178,247)	653,253	(320,100)
Gain on forgiveness of debt	–	–	169,726	–
Interest expense	(6,825)	(7,621)	(137,754)	(13,278)

Total Other Income (Expense)	(6,825)	(185,868)	685,225	(333,378)

Net Income (Loss)	(197,200)	(312,386)	196,312	(552,518)
Net Earnings per Share – Basic and Diluted	0.00	0.00	0.00	0.00
Weighted Average Shares Outstanding – Basic and Diluted	196,289,413	127,983,425	196,289,021	128,483,425

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

Consolidated Statement of Cash flows

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$
Operating Activities

Net income (loss) for the period	196,312	(552,518)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	123,493	5,840
Amortization of deferred financing costs	4,244	–
Loss / gain on change in fair value of derivative liabilities	(653,253)	320,100
Gain on forgiveness of debt	(169,726)	–
Issuance of convertible debt for services	250,000	–
Issuance of shares for services	330	–

Changes in operating assets and liabilities:

Accounts receivable	29,710	–
Accounts payable and accrued liabilities	(125,975)	19,779

Net cash used in operating activities	(344,862)	(206,799)

Financing Activities

Proceeds from issuance of common stock	–	125,000
Proceeds from issuance of convertible debentures, net of financing fees	298,200	–

Net cash provided by financing activities	298,200	125,000

Decrease in cash	(46,662)	(81,799)

Cash, beginning of period	227,502	103,241

Cash, end of period	180,840	21,442

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition ") with PB PubCrawl.com LLC (“PubCrawl”), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 5,000,000 common shares of the Company. The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2014, the Company has a working capital deficit of $559,488 and an accumulated deficit of $880,767. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to share-based payments, collectability of accounts receivable, impairment of goodwill, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

d)	Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of June 30, 2014 and December 31, 2013, the Company had no allowances for doubtful accounts.

e)	Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets.

f)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2014 and December 31, 2013, the Company had nil and 211,764,705 potentially dilutive common shares, respectively.

g)	Revenue Recognition

The Company derives revenue from temporary staffing services through contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the fulfillment of services purchased by the customer, can determine the pricing costs, employees are hired by the Company and paid directly by the Company, has a credit risk with respect to collection of amounts owed by its customers, and is involved in the determination of service specifications..

h)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

i)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loan payable, amount due to related party, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	-	-	-	653,253

Total	-	-	-	653,253

During the year ended December 31, 2013, the Company had a derivative liability amount of $653,253, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $257,968. During the period ended June 30, 2014, the Company recognized a gain on change in fair value of the derivative of $653,253 due to the forgiveness of the $150,000 convertible note (see Note 4).

j)	Income Taxes

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

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $653,253 (2013 - $320,100). As at June 30, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726. During the period ended June 30, 2014, the Company recorded accretion expense of $123,493.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

4.	Convertible Debentures (continued)

b)	On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $1,835 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

c)	On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $1,127 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

d)	On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $197 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

e)	On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

f)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $77 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

g)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $77 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

4.	Convertible Debentures (continued)

h)	On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $55 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

5.	Related Party Transactions

a)	During the three months ended June 30, 2014, the Company incurred payroll expense of $20,270 (2013 - $68,254) to management and officers of the Company.

b)	As at June 30, 2014, the Company had $100 (December 2013 - $100) owed to a director of Career, which is non-interest bearing, unsecured, and due on demand.

6.	Loan Payable

As at June 30, 2014, the Company owes $120,000 (December 2013 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.

7.	Common Shares

On January 15, 2014, the Company issued 100,000 common shares of the Company with a fair value of $330 for employee bonuses.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Working Capital

	June 30, 2014 $	December 31, 2013 $
Current Assets	249,561	319,377
Current Liabilities	809,049	1,075,507
Working Capital (Deficit)	(559,488)	(756,130)

Cash Flows

	June 30, 2014 $	June 30, 2013 $
Cash Flows used in Operating Activities	(344,862)	(206,799)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from Financing Activities	298,200	125,000
Net Decrease in Cash During Period	(46,662)	(81,799)

Operating Revenues

During the six months ended June 30, 2014, the Company earned revenues of $4,085,502 and gross profit of $488,391 from contracting and consulting services compared with revenues and gross profit of $50,000 during the six months ended June 30, 2013. The increase in revenues and gross profit margin is due to the fact that the Company recorded six months of revenue from human resource services during the current year.

Operating Expenses and Net Loss

During the six months ended June 30, 2014, the Company recorded operating expenses of $977,304 compared with $269,140 for the six months ended June 30, 2013. Operating expenses were comprised of $330,200 for payroll costs incurred for management and head office salaries, $251,092 for consulting expenses, $317,501 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $488 for transfer agent fees, and $78,023 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings. The increase is due to costs incurred by Career Start Inc., a wholly-owned subsidiary of the Company, for costs incurred with respect to human resource services.

For the six months ended June 30, 2014, the Company had a net income of $196,312 and basic and diluted net income per share of $nil. In addition to operating expenses, the Company also incurred a gain of $653,253 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, $169,726 gain related to the forgiveness of debt, and interest expense of $137,754 relating to interest charges incurred on its’ convertible debenture. During the six months ended June 30, 2013, the Company incurred a net loss of $552,518 due to the fact that it was still a development stage company and had not acquired Career Start, and thus had limited operating cash flow and revenues.

Liquidity and Capital Resources

As at June 30, 2014, the Company had a cash balance of $180,840 and asset total of $448,395 compared with $227,502 of cash and total assets of $518,211 as at December 31, 2013. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company and its wholly-owned subsidiary. The decrease in total assets is due to decrease in cash balance and in accounts receivable, which is primarily due to a timing difference between collection of revenues.

The overall working capital deficit decreased from $756,130 at December 31, 2013 to $559,488 at June 30, 2014 due in part to the fact that the Company had a no derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

Cash flow from Operating Activities

During the six months ended June 30, 2014, the Company used $344,862 of cash for operating activities, which is reflective of the cash used for day-to-day business operations which included the operations of the Company and its wholly-owned subsidiary, Career Start Inc. Comparatively, the Company used cash of $206,799 during the six months ended June 30, 2013 and the increase in the use of cash is due to a higher level of operating cash needs for the Company’s operating activities in the current period compared to the prior year.

Cash flow from Investing Activities

During the six months ended June 30, 2014 and 2013, the Company received no cash from investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2014, the Company received cash of $298,200 from the issuance of convertible debt compared with cash proceeds of $125,000 during the six months ended June 30, 2013 from the issuance of common stock.

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $653,253 (2013 - $320,100). As at June 30, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726. During the period ended June 30, 2014, the Company recorded accretion expense of $123,493.

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $1,835 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $1,127 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2014, accrued interest of $197 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $77 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $77 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, accrued interest of $55 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2014.

EXCELSIS INVESTMENTS, INC.

BY:	/s/ Brian McFadden
Brian McFadden
Principal Executive Officer and Director

BY:	/s/ Michelle Pannoni
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

