Form 10-K/A
period 2013-12-31
EXCELSIS INVESTMENTS INC.
filed 2014-11-03
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A-3

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

REASON FOR AMENDMENT

The purpose of this amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 is to respond to a comment letter from the SEC.

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

Convertible Promissory Notes

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

Asher Enterprises, Inc.

On January 23, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (the “Asher Note”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Excelsis Investments, Inc. The Asher Note closed on January 23, 2014 and matures on October 27, 2014. The Asher Note is convertible at 58% of the average of the lowest three trading prices of Excelsis Investments’ common stock during the ten trading day period prior to the conversion date after 180 days. Excelsis Investments analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

KBM Worldwide, Inc.

On March 25, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Worldwide Note #1”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc., a New York corporation, (“KBM Worldwide”) and Excelsis Investments, Inc. KBM Worldwide Note #1 closed on March 25, 2014 and matures on January 2, 2015. KBM Worldwide Note #1 is convertible at 58% of the average of the lowest three trading prices of Excelsis Investments’ common stock during the ten trading day period prior to the conversion date after 180 days. Excelsis Investments analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On June 13, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Worldwide Note #2”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwise and Excelsis Investments. KBM Worldwide Note #2 closed on June 13, 2014 and matures on March 17, 2015. KBM Worldwise Note #2 is convertible at 50% of the average of the lowest five trading prices of Excelsis Investments’ common stock during the ten trading day period prior to the conversion date after 180 days. Excelsis Investments analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On February 18, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 4”) in the principal amount $15,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Excelsis Investments. The Asher Note 4 closed on February 27, 2014 and matures on August 20, 2015. The Asher Note 4 is convertible at 58% of the average of the lowest three trading prices of Excelsis Investments’ common stock during the ten trading day period prior to the conversion date after 180 days. Excelsis Investments analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Notes in General

The Asher Note, KBM Worldwide Note #1, and KBM Worldwide Note #2 (collectively, the “Convertible Notes”) are convertible into shares of our common stock based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the three (3) lowest trading bid prices and, as a result, the lower the stock price at the time Asher Enterprises, Inc. and KBM Worldwide, Inc. (the “Holders”) convert the Convertible Notes, the more shares of our common stock the Holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the Holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCBB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the Convertible Note is potentially limitless. While the overall ownership of each individual Holder at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, each Holder may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these Convertible Notes.

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

(formerly Pub Crawl Holdings Inc.)

Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Excelsis Investments, Inc.

Largo, Florida

We have audited the accompanying consolidated balance sheets of Excelsis Investments, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years December 31, 2013 and the period from November 7, 2012 through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

LIABILITIES AND STOCKHOLDERS’ DEFICIT

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

i)          Revenue Recognition

The Company derives revenue from temporary staffing services through contracting employees to its customers and providing consulting services. In accordance with ASC 605, Revenue Recognition, temporary staffing revenue is recognized when a customer has been located and a work arrangement has been made, the services performed for the work arrangement has occurred, the amount of the service revenue has been fixed and is determinable, risk of ownership has passed to the customer, and collection of the service revenue is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the fulfillment of services purchased by the customer, can determine the pricing costs, employees are hired by the Company and paid directly by the Company, has a credit risk with respect to collection of amounts owed by its customers, and is involved in the determination of service specifications. During the year ended December 31, 2013, the Company had 70% of revenues derived from three customers, where Customer A comprised of 34% of gross revenues, Customer B comprised of 26% of gross revenues, and Customer C comprised of 10% of gross revenues.

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

l)          Stock based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.

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

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

Fair value of Career net assets	$

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (47,142,858 common shares)	(297,000)

Goodwill	198,834

The fair value of the common shares over the fair value of Career’s assets and liabilities as at July 13, 2013, has been allocated to goodwill. Goodwill is comprised of the excess purchase price of Career above the net assets that were acquire, and the fair value of the common shares issued to acquire Career was based on the end of day trading price of the Company’s common shares on the date of acquisition.

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

The following inputs and assumptions were used to value the convertible debenture outstanding during the year ended December 31, 2013:

●	The underlying stock price of $0.0035 was used as the fair value of the common stock
●	The principal of the debenture on the December 6, 2012 date of issuance was $150,000
●	The balance of the principal of the debenture on the December 6, 2012, the date the debenture became convertible, was $150,000
●	The balance of the principal and interest of the debenture on the December 31, 2013 was $166,027.
●	Capital raising events are not a factor for the debenture
●	The Holder would redeem based on availability of alternative financing,0% of the time increasing 1.0% monthly to a maximum of 10%
●	The projected annual volatility for each valuation period was based on the historic volatility of the Company of 318 as at December 6, 2012 and 243% as at December 31, 2013
●	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 20%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

$
Balance, December 31, 2012	395,285
Mark to market adjustment at December 31, 2013	257,968
Balance, December 31, 2013	653,253

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

The following tables reflect the adjustment and restated amounts:

	December 31, 2012
Balance Sheet	As Reported $	Adjustment $	As Restated $
Current Liabilities
Loan payable	0	120,000	120,000
Total Liabilities	420,770	120,000	540,770
Stockholders’ Deficit
Additional paid-in capital	(125,500)	(120,000)	(245,500)
Total Stockholders’ Deficit	(317,504)	(120,000)	(437,504)

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

Michelle Pannoni

Since November 29, 2012, Michelle Pannoni has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors. Ms. Pannoni attended Monroe Community College and Rochester Institute of Technology in Rochester, New York. Ms. Pannoni did not receive a degree from either institution. She subsequently began her professional career in Rochester New York, employing her accounting educational background, in various businesses. She expanded her career experience capitalizing on her marketing background and secured a marketing position in a hospitality enterprise with full accountability for all phases of marketing management, promotions and sales. Ms. Pannoni relocated to Florida for an opportunity as VP Marketing for a Marketing Group of various condominium tracts where she was responsible for the development, execution, and tracking of multiple web based marketing lead generation and sales programs. She continued to expand her business expertise, serving in the management, marketing, and accounting functions for various private and public venues, all with corporate objectives related to utilizing her skill set in the development and ongoing management of web based marketing services.  In April of 2007, Ms. Pannoni launched her own unique retail business “Talk of the Town Accessories” which she developed, marketed, and brought to a profitable sale in September 2009. In October 2009 she became active as Florida Realtor specializing in the analysis, packaging, and web based marketing and sales of Commercial Real Estate venues including mixed use land sites, apartment and condominium conversion projects, marinas, and hospitality/hotel acquisition projects.  In March of 2011, Ms. Pannoni launched her own web based marketing and design company – Trudico LLC, and simultaneously partnered with Brian McFadden, for the launch of Let’s Stay Local, an Entertainment venue designed to leverage the Groupon Daily Deal phenomenon into a younger, recurring, local nightlife demographic. Ms. Pannoni and Mr. McFadden, subsequently launched the publicly traded entity today known as Excelsis Investments.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)

Brian McFadden	2013	39,530	0	96,922	0	0	0	0	136,452
President	2012	10,000	0	0	0	0	0	0	10,000

Michelle Pannoni	2013	39,530	0	96,921	0	0	0	0	136,451
Secretary & Treasurer	2012	10,000	0	0	0	0	0	0	10,000

Hubert Elrington	2013	0	0	0	0	0	0	0	0
Former President & Secretary	2012	0	0	0	0	0	0	0	0

Peter Kremer	2013	0	0	0	0	0	0	0	0
Former President & Secretary	2012	17,000	0	0	0	0	0	0	17,000

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden(1) (4)
801 West Bay Drive, Suite 470
Largo, Florida 33770	42,500,000	21.66%	500,000	50.00%

Michelle Pannoni (2)(4)
801 West Bay Drive, Suite 470
Largo, Florida 33770	42,500,000	21.66%	500,000	50.00%

All executive officers and directors as a group (2 people)	85,000,000	43.32%	1,000,000	100.00%

Linsay Taliento
412 Westside Drive
Rochester, New York 14624	41,114,286	20.96%	0	0.00%

Peter Schuster
140 Island Way #280
Clearwater, Florida 33767	15,071,429	7.68%	0	0.00%

Asher Enterprise (5)
140 Island Way #280
Clearwater, Florida 33767	19,610,211	9.99%	0	0.00%

(1)	Brian McFadden acquired 5,000,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(2)	Michelle Pannoni acquired 5,000,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(3)	Hubert Elrington irrevocably canceled and returned to authorized but unissued status a total of 150,000,000 shares of common stock on November 28, 2012.

(4)	1,000,000 shares of our capital stock is designated as Series A Preferred Stock. 500,000 shares are owned by Brian McFadden our president, principal executive officer and a director and 500,000 shares are owned by Michelle Pannoni, our secretary, treasurer, principal financial officer and a director. Each share of Series A Preferred Stock has 1,000 votes. According the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes. Our Series A Preferred Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, Mr. McFadden and Ms. Pannoni have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote.

(5)	Consists of Common Stock that the reporting person has the right to acquire by way of conversion of promissory note(s), subject to the right of the issuer to repay the note(s) as set forth in the terms of the note(s). See the issuer’s filings with the Securities and Exchange Commission for additional information on the promissory note(s).

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

In conjunction with our acquisition of Career Start, Inc., a Florida corporation, we issued 6,600,000 restricted shares of our common stock to Danielle Pannoni, the sister of Michelle Pannoni, our treasurer, principal financial officer, principal accounting officer, and a member of our board of directors. Danielle Pannoni received said 6,600,000 shares of our common stock in exchange for her 140,000 shares of Career Start, Inc. common stock.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November 2014.

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
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN McFADDEN	President, Principal Executive Officer, and a	November 3, 2014
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	November 3, 2014
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.				X

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X