Form 10-Q/A
period 2014-06-30
EXCELSIS INVESTMENTS INC.
filed 2014-11-03
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 196,298,413 as of August 13, 2014.

REASONS FOR THIS AMENDMENT

This amendment is being filed pursuant to a comment from the SEC dated August 21, 2014.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

Financial Statements

June 30, 2014 (unaudited) and December 31, 2013

Financial Statement Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

EXCELSIS INVESTMENTS, INC.

Consolidated Balance Sheets

(unaudited)

	June 30, 2014 $	December 31, 2013 $

ASSETS

Cash	180,840	227,502
Accounts receivable	58,055	87,765
Prepaid expenses	4,110	4,110
Deferred financing costs	6,556	–

Total Current Assets	249,561	319,377
Goodwill	198,834	198,834
Total Assets	448,395	518,211

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	129,949	275,647
Derivative liabilities	–	653,253
Loan payable	120,000	120,000
Due to related party	100	100
Convertible debenture, net of unamortized discount of $nil and $123,493, respectively	559,000	26,507

Total Liabilities	809,049	1,075,507

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 196,298,413 and 196,198,413 common shares, respectively	196,298	196,198
Additional paid-in capital	322,815	322,585
Accumulated deficit	(880,767)	(1,077,079)
Total Stockholders’ Deficit	(360,654)	(557,296)
Total Liabilities and Stockholders’ Deficit	448,395	518,211

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

EXCELSIS INVESTMENTS INC.

Consolidated Statement of Cashflows

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of November 2014.

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