Form 10-Q
period 2014-09-30
EXCELSIS INVESTMENTS INC.
filed 2014-11-19
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

205,380,046 as of November 15, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc)

Financial Statements

(Expressed in US dollars)

September 30, 2014 (unaudited) and December 31, 2013

Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Consolidated Balance Sheets

	September 30, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS

Cash	115,899	227,502
Accounts receivable	10,000	–
Prepaid expenses	1,525	1,525
Inventory	24,295	–
Current assets of discontinued operations	56,122	90,350

Total Current Assets	207,841	319,377

Deferred financing costs	4,382	–
Goodwill	–	198,834
Intangible assets	441,884	–

Total Assets	654,107	518,211

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	155,353	129,621
Derivative liabilities	78,184	653,253
Loans payable, current	120,000	120,000
Convertible debenture, net of unamortized discount of $57,828 and $123,493, respectively	466,172	26,507
Current liabilities of discontinued operations	895	146,126

Total Current Liabilities	820,604	1,075,507

Loans payable, non-current	75,000	–

Total Liabilities	895,604	1,075,507

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 205,380,046 and 196,198,413 common shares, respectively	205,380	196,198

Common stock issuable	445,204	–

Additional paid-in capital	373,414	322,585

Accumulated deficit	(1,266,495)	(1,077,079)

Total Stockholders’ Deficit	(241,497)	(557,296)

Total Liabilities and Stockholders’ Deficit	654,107	518,211

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2014 $	Three months ended September 30, 2013 $	Nine months ended September 30, 2014 $	Nine months ended September 30, 2013 $

Revenues	165,064	–	165,064	50,000
Cost of Sales	(2,705)	–	(2,705)	–

Gross Margin	162,359	–	162,359	50,000

Operating Expenses

Compensation	3,320	–	3,320	–
Consulting	9,390	1,230	260,482	4,736
General and administrative	81,589	52,791	189,192	174,343
Payroll	77,457	12,641	97,727	103,778
Professional fees	10,954	30,298	86,793	83,003
Research and development	102,035	–	102,035	–
Transfer agent fees	113	120	601	360

Total Operating Expenses	284,858	97,080	740,150	366,220

Loss Before Other Income (Expense)	(122,499)	(97,080)	(577,791)	(316,200)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(1,319)	50,988	651,934	(269,112)
Gain on forgiveness of debt	–	–	169,726	–
Impairment of goodwill	(198,834)	–	(198,834)	–
Interest expense	(57,884)	(9,860)	(195,638)	(23,138)

Total Other Income (Expense)	(258,037)	41,128	427,188	(292,250)

Net Loss from Continuing Operations	(380,536)	(55,952)	(150,603)	(608,470)

Discontinued Operations

Income (Loss) from Discontinued Operations	(5,192)	88,745	(38,813)	88,745

Net Income (Loss)	(385,728)	32,793	(189,416)	(519,725)

Net Earnings per Share – Basic and Diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	199,044,642	188,058,661	197,217,655	148,967,062

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS INC.

(formerly Pub Crawl Holdings, Inc)

Consolidated Statement of Cashflows

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$
Operating Activities

Net loss from continuing operations	(150,603)	(608,470)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	167,211	11,919
Amortization of deferred financing costs	6,418	–
Gain on forgiveness of debt	(169,726)	–
Issuance of convertible debt for services	250,000	–
Issuance of shares for services	330	–
Impairment of goodwill	198,834	–
Loss (gain) on change in fair value of derivative liabilities	(651,934)	269,112
Shares to be issued for compensation	3,320	–

Changes in operating assets and liabilities:

Accounts receivable	(10,000)	–
Prepaid expenses and deposits	–	(1,500)
Accounts payable and accrued liabilities	45,458	25,430
Inventory	(24,295)	–
Due to related parties	276,000	67,665

Net cash used in operating activities	(58,987)	(235,844)

Investing Activities

Cash received from acquisition of Career Start, Inc.	–	43,000

Net cash provided by investing activities	–	43,000

Financing Activities

Proceeds from issuance of common stock	–	150,200
Proceeds from issuance of convertible debentures, net of financing fees	298,200	–
Proceeds from issuance of loan payable	75,000	–

Net cash provided by financing activities	373,200	150,200

Discontinued Operations:

Operating activities	(425,816)	(3,326)

Decrease in cash	(111,603)	(45,970)

Cash, beginning of period	227,502	103,241

Cash, end of period	115,899	57,271

Non-cash Investing and Financing Activities

Fair value of shares issued for the acquisition of Career Start, Inc.	–	297,000
Fair value of shares to be issued for the acquisition of intangible assets	441,884	–
Reclass of derivative to additional paid in capital	24,681
Recognition of debt discount due to derivative	101,546
Issuance of common shares for the conversion of debt	35,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

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

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. (“Career”), a private corporation formed under the state of Florida on February 4, 2013. Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 47,142,858 common shares of the Company. The acquisition was between two related parties and has been accounted on a cost basis, as disclosed in Note 3 of the financial statements.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2014, the Company has a working capital deficit of $612,763 and an accumulated deficit of $1,266,495. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Career Start, Inc., a Florida company, and Career Start Management Inc., a New York company. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is December 31.

b)	Interim Consolidated Financial Statements

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

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

e)	Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of September 30, 2014 and December 31, 2013, the Company had no allowances for doubtful accounts.

f)	Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets.

g)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life to determined by the Company.

h)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2014 and December 31, 2013, the Company had 21,105,826 and 211,764,705 potentially dilutive common shares, respectively.

i)	Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 605 as a principal on the sale of goods. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the production of goods purchased by the customer, can determine the pricing costs, goods purchased are paid directly by the Company, and has a credit risk with respect to collection of amounts owed by its customers.

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

j)	Research and Development Costs

Research and development costs are charged to operations as incurred.

k)	Financial Instruments

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

The following table represents assets and liabilities that are measured and recognized in fair value as of September 30, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses) $

Derivative liabilities	–	–	78,184	651,934

Total	–	–	78,184	651,934

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2013, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses) $

Derivative liabilities	–	–	653,253	(257,968)

Total	–	–	653,253	(257,968)

As of December 31, 2013, the Company had a derivative liability amount of $653,253, which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $257,968. During the period ended September 30, 2014, the Company recognized a gain on change in fair value of the derivative of $653,253 due to the forgiveness of the $150,000 convertible note (see Note 4), and a loss on change in fair value of derivative liabilities of $1,319.

l)	Income Taxes

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

(formerly Pub Crawl Holdings, Inc.)

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

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

4.	Discontinued Operations

Career Start Inc. and Career Start Management Inc.

During the period ended September 30, 2014, the Company discontinued operations in its wholly owned subsidiaries, Career Start Inc. and Career Start Management Inc. due to a change in business objectives and the Company was in the process of finalizing a sale of Career Start. As a result of the Company’s decision, all assets, liabilities, and expenses related to the subsidiaries have been classified as discontinued operations, and the Company recorded an impairment of goodwill of $198,834. The results of Career Start Inc. and Career Start Management Inc. discontinued operations are summarized as follows:

Balance Sheet:

	September 30, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS

Accounts receivable	53,537	87,765
Prepaid expenses	2,585	2,585

Total Assets	56,122	90,350

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	895	146,026

Total Liabilities	895	146,026

Statement of Operations:

	Three months ended September 30, 2014 $	Three months ended September 30, 2013 $	Nine months ended September 30, 2014 $	Nine months ended September 30, 2013 $

Revenues	–	2,140,239	4,085,502	2,140,239
Cost of Sales	(1,121)	(1,794,871)	(3,598,232)	(1,794,871)

Gross Margin	(1,121)	345,368	487,270	345,368

Operating Expenses

Consulting	–	21,060	–	21,060
General and administrative	4,071	89,616	213,969	89,616
Payroll	–	145,947	309,930	145,947
Professional fees	–	–	2,184	–

Total Operating Expenses	4,071	256,623	526,083	256,623

Net Income (Loss) from Discontinued Operations	(5,192)	88,745	(38,813)	88,745

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

5.	Convertible Debentures

a)	On December 6, 2012, the Company entered into a convertible promissory note agreement for $150,000. Pursuant to the agreement, the loan is unsecured, bears interest at 10% per annum, and is due on December 5, 2014. The note is also convertible into common shares at a conversion price equal to 25% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on December 6, 2012.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $653,253 (2013 - $320,100). As at September 30, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726. The Company recorded $169,726 as gain on forgiveness of debt.

b)	On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $2,641 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities. On August 4, 2014, the Company issued 4,081,633 common shares for the conversion of $20,000 of this debenture. On September 26, 2014, the Company issued 5,000,000 common shares for the conversion of $15,000 of this debenture. During the period ended September 30, 2014, the Company had amortized $18,146 (2013 - $nil) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $10,412 (December 31, 2013 - $nil) and the fair value of the derivative liability was $20,923 (December 31, 2013 - $nil).

c)	On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $2,196 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended September 30, 2014, the Company had amortized $4,839 (2013 - $nil) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $2,760 (December 31, 2013 - $nil) and the fair value of the derivative liability was $57,261 (December 31, 2013 - $nil).

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

5.	Convertible Debentures (continued)

d)	On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $1,266 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 10, 2014, the Company has not yet recognized any derivative liability associated with this note.

e)	On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As the note does not become convertible until December 17, 2014, the Company has not yet recognized any derivative liability associated with this note.

f)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,085 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 20, 2014, the Company has not yet recognized any derivative liability associated with this note.

g)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,085 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 20, 2014, the Company has not yet recognized any derivative liability associated with this note.

h)	On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,063 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 22, 2014, the Company has not yet recognized any derivative liability associated with this note.

EXCELSIS INVESTMENTS, INC.

(formerly Pub Crawl Holdings, Inc.)

Notes to the Consolidated Financial Statements

6.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended September 30, 2014, the Company recorded a gain on the change in fair value of derivative liability of $651,934 (2013 - $269,112). As at September 30, 2014, the Company recorded a derivative liability of $78,184 (December, 31, 2013 - $653,253).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2014 and December 31, 2013:

•	The underlying stock price of $0.0035 was used as the fair value of the common stock as at December 31, 2013.

•	The range of stock prices for the valuation of the derivative instruments at September 30, 2014 ranged from $0.065 to $0.085 per share of common stock.

•	The debtholder would redeem (with penalties of 110% to 150% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

•	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the Company of 243% as at December 31, 2013, 202% as at July 22, 2014, 206% as at August 8, 2014, 219% as at September 21, 2014, 221% as at September 26, 2014, and 222% as at September 30, 2014.

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debentures are not in default nor converted by the Holders.

•	Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.004 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2012	395,285
Mark to market adjustment at December 31, 2013	257,968

Balance, December 31, 2013	653,253
Debt discount due to derivative	101,546
Reclass of derivative to additional paid in capital	(24,681)
Mark to market adjustment at September 30, 2014	(651,934)

Balance, September 30, 2014	78,184

7.	Related Party Transactions

a)	During the three months ended September 30, 2014, the Company incurred payroll expense of $77,457 (2013 - $12,641) to management and officers of the Company.

b)	As at September 30, 2014, the Company had $100 (December 2013 - $100) owed to a director of Career, which is non-interest bearing, unsecured, and due on demand.

8.	Loans Payable

a)	As at September 30, 2014, the Company owes $120,000 (December 2013 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.

b)	On July 25, 2014, the Company entered into a loan agreement with a non-related party for a loan of $175,000. Under the terms of the note, the amount is unsecured and bears no interest. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks). As at September 30, 2014, the Company had received loan proceeds of $75,000 (December 2013 - $nil).

9.	Common Shares

a)	On January 15, 2014, the Company issued 100,000 common shares of the Company with a fair value of $330 for employee bonuses.

b)	On August 4, 2014, the Company issued 4,081,633 common shares for the conversion of a convertible note with a non-related party, as noted in Note 5(b), with a book value of $20,000. $9,666 was reclassified from derivative liabilities to additional paid-in capital on conversion.

c)	On September 1, 2014, the Company entered into a purchase agreement with a non-related party to purchase intangible assets by issuing 30% of the outstanding common shares of the Company as determined on an as-converted, fully-diluted basis, which shall not be subject to dilution by any future issuances. Pursuant to the agreement, the Company recorded 83,374,309 common shares to be issued with a fair value of $441,884. As at September 30, 2014, the Company had 83,730,680 common shares to be issued with a fair value of $445,204 and recorded compensation of $3,320 to adjust the fair value of the common shares to be issued.

d)	On September 26, 2014, the Company issued 5,000,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 5(b), with a book value of $15,000. $15,015 was reclassified from derivative liabilities to additional paid-in capital on conversion.

10.	Subsequent Event

On November 5, 2014, the Company entered into a share exchange agreement with the President of Career Start Inc. (“CSI”), pursuant to which the Company is to deliver 1,000,000 and 100,000 common stock of CSI and Career Start Management Inc., respectively, in exchange for 31,114,286 common stock of the Company currently held by the President of CSI. Upon closing of the agreement, the President of CSI is to resign from her employment held at the Company.

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

Working Capital

	September 30, 2014 $	December 31, 2013 $
Current Assets	207,841	319,377
Current Liabilities	820,604	1,075,507
Working Capital (Deficit)	(612,763)	(756,130)

Cash Flows

	September 30, 2014 $	September 30, 2013 $
Cash Flows used in Operating Activities	(58,987)	(235,844)
Cash Flows provided from Investing Activities	Nil	43,000
Cash Flows provided from Financing Activities	373,200	150,200
Cash Flow used in Discontinued Operations	(425,816)	(3,326)
Net Decrease in Cash During Period	(111,603)	(45,970)

Operating Revenues

During the nine months ended September 30, 2014, the Company earned revenues from continuing operations of $165,064 and gross profit of $162,359 compared with revenues and gross profit of $50,000 during the nine months ended September 30, 2013. The increase in revenues and gross profit margin is due to the fact that the Company recorded six months of revenue from human resource services during the current year. The Company also started earning revenue by selling a new product during the three months ended September 30, 2014.

Operating Expenses and Net Loss

Continuing Operations

During the three months ended September 30, 2014, the Company incurred operating expenses from continuing operations of $284,858 compared with $97,080 during the three months ended September 30, 2013. The increase in operating expenses from continuing operations were due to $102,035 for research and development costs relating to the Company’s research of the Stealth Card technology, $64,816 of payroll costs as the Company incurred more salaries and benefits to management and employees of the Company, and $28,798 for general and administrative costs due to increased overall office costs as compared to prior year.

During the nine months ended September 30, 2014, the Company recorded operating expenses from continuing operations of $740,150 compared with $366,220 for the nine months ended September 30, 2013. Operating expenses were comprised of $260,482 for consulting expenses, $189,192 for general and administrative expenses relating to overhead costs incurred for the Company’s head office and business operations, $102,035 for research and development costs relating to research of the Stealth Card technology, $97,727 for payroll costs incurred for management and head office salaries, $86,793 for professional fees relating to accounting, audit, and legal fees incurred for the Company’s SEC filings, $3,320 for compensation relating to the acquisition of intangible assets, and $601 for transfer agent fees. The increase is due to consulting expenses, and research and development costs incurred by the Company for new technology with respect to the new stream of revenue.

Discontinued Operations

During the three months ended September 30, 2014, the Company incurred a net loss from discontinued operations of $5,192 compared to net income of $88,745 during the three months ended September 30, 2013. The decrease in net income was due to the fact that the Company did not generate any sales revenue from its Career Start subsidiaries during the three months ended September 30, 2014 compared with gross profit of $345,868 during the three months ended September 30, 2013. As the Company intended to sell or dispose of the Career Start business during the period ended September 30, 2014, the overall operating expense decreased from $256,623 for the three months ended September 30, 2013 to $4,071 during the three months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company incurred a net loss from discontinued operations of $38,813 compared to net income of $88,745 during the nine months ended September 30, 2013. The decrease in net income was due to the fact that the Company incurred operating expenses of $526,083 during the nine months ended September 30, 2014 compared to only $256,623 during the nine months ended September 30, 2013. The Company had a full nine months of operations for Career Start during 2014 compared to only three months during 2013.

Net Income (Loss)

For the nine months ended September 30, 2014, the Company had a net loss from continuing operations of $150,603 and net loss of $189,416 and basic and diluted net loss per share of $0.00. In addition to operating expenses from continuing operations, the Company also incurred a gain of $651,934 for the change in fair value of derivative liabilities relating to the floating conversion price of its’ convertible debenture, $169,726 gain related to the forgiveness of debt, impairment of goodwill of $198,834, and interest expense of $195,638 relating to interest charges incurred on its’ convertible debenture. During the nine months ended September 30, 2013, the Company incurred a net loss from continuing operations of $608,470 and overall net loss of $519,725. The decrease in net loss was based on the fact that the Company incurred a loss of $269,112 for the change in fair value of derivative liabilities in 2013 compared to a gain in fair value of derivative liabilities of $651,934 in 2014.

Liquidity and Capital Resources

As at September 30, 2014, the Company had a cash balance of $115,899 and total assets of $654,107 compared with $227,502 of cash and total assets of $518,211 as at December 31, 2013. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company and its wholly-owned subsidiary. The increase in total assets is due to increase in intangible assets, inventory, and accounts receivable, which is primarily due to a timing difference between collection of revenues, offset by decreases in cash balance and goodwill.

The overall working capital deficit decreased from $756,130 at December 31, 2013 to $612,763 at September 30, 2014 due in part to the fact that the Company had a derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

Cashflow from Operating Activities

During the nine months ended September 30, 2014, the Company used $58,987 of cash for operating activities, which is reflective of the cash used for day-to-day business operations. Comparatively, the Company used cash of $235,844 during the nine months ended September 30, 2013. The decrease in the use of cash is due to a lower level of operating cash needs for the Company’s operating activities in the current period compared to the prior year.

Cashflow from Investing Activities

During the nine months ended September 30, 2014, the Company received no cash from investing activities, as compared to $43,000 received from the acquisition of Career Start, Inc., the Company’s wholly-owned subsidiary, during the nine months ended September 30, 2013.

Cashflow from Financing Activities

During the nine months ended September 30, 2014, the Company received cash of $373,200 from the issuance of convertible debentures and loan payables, compared with cash proceeds of $150,200 during the nine months ended September 30, 2013 from the issuance of common stock.

Cashflow from Discontinued Operations

During the nine months ended September 30, 2014, the Company used cash of $425,816 for discontinued operations of the Company’s wholly-owned subsidiary, Career Start, Inc., as compared to cash used of $3,326 during the nine months ended September 30, 2013. The cash used for discontinued operations were for operating activities, as the Career Start subsidiaries did not have any investing or financing activities.

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

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $653,253 (2013 - $320,100). As at September 30, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726.

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $2,641 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities. On August 4, 2014, the Company issued 4,081,633 common shares for the conversion of $20,000 of this debenture. On September 26, 2014, the Company issued 5,000,000 common shares for the conversion of $15,000 of this debenture. During the period ended September 30, 2014, the Company had amortized $18,146 (2013 - $nil) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $10,412 (December 31, 2013 - $nil) and the fair value of the derivative liability was $20,923 (December 31, 2013 - $nil).

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $2,196 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended September 30, 2014, the Company had amortized $4,839 (2013 - $nil) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $2,760 (December 31, 2013 - $nil) and the fair value of the derivative liability was $57,261 (December 31, 2013 - $nil).

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2014, accrued interest of $1,266 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 10, 2014, the Company has not yet recognized any derivative liability associated with this note.

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As the note does not become convertible until December 17, 2014, the Company has not yet recognized any derivative liability associated with this note.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,085 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 20, 2014, the Company has not yet recognized any derivative liability associated with this note.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,085 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 20, 2014, the Company has not yet recognized any derivative liability associated with this note.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,063 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 22, 2014, the Company has not yet recognized any derivative liability associated with this note.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loan payable, amount due to related party, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this ____ day of November, 2014.

EXCELSIS INVESTMENTS, INC.

BY:
Brian McFadden
Principal Executive Officer and Director

BY:
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