Form 10-Q/A
period 2014-09-30
EXCELSIS INVESTMENTS INC.
filed 2014-12-30
CIK 1496818

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

205,380,046 as of November 15, 2014.

REASON FOR AMENDMENT

We are filing this amendment to our Form 10-Q originally filed with the SEC on November 19, 2014 for the period ending September 30, 2014, in order to correct certain information contained therein or omitted therefrom.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2014 and December 31, 2013:

●	The underlying stock price of $0.0035 was used as the fair value of the common stock as at December 31, 2013.

●	The range of stock prices for the valuation of the derivative instruments at September 30, 2014 ranged from $0.065 to $0.085 per share of common stock.

●	The debtholder would redeem (with penalties of 110% to 150% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

●	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.

●	The projected annual volatility for each valuation period was based on the historic volatility of the Company of 243% as at December 31, 2013, 202% as at July 22, 2014, 206% as at August 8, 2014, 219% as at September 21, 2014, 221% as at September 26, 2014, and 222% as at September 30, 2014.

●	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debentures are not in default nor converted by the Holders.

●	Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.004 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2012	395,285
Mark to market adjustment at December 31, 2013	257,968

Balance, December 31, 2013	653,253
Debt discount due to derivative	101,546
Reclass of derivative to additional paid in capital	(24,681)
Mark to market adjustment at September 30, 2014	(651,934)

Balance, September 30, 2014	78,184

7.    Related Party Transactions

a)	During the three months ended September 30, 2014, the Company incurred payroll expense of $77,457 (2013 - $12,641) to management and officers of the Company.

b)	As at September 30, 2014, the Company had $100 (December 2013 - $100) owed to a director of Career, which is non-interest bearing, unsecured, and due on demand.

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

10.   Subsequent Event

On November 5, 2014, the Company entered into a share exchange agreement with the President of Career Start Inc. (“CSI”), pursuant to which the Company delivered 1,000,000 and 1,000 common stock of CSI and Career Start Management Inc., respectively, in exchange for 31,114,286 common stock of the Company held by the President of CSI. Upon closing of the agreement, the President of CSI resigned from her employment held at the Company.

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

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion-6- rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, accrued interest of $1,085 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities. As the note does not become convertible until December 20, 2014, the Company has not yet recognized any derivative liability associated with this note.

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

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

●	Insufficient number of qualified accounting personnel governing the financial close and reporting process

●	Lack of proper segregation of duties

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 4, 2014, we issued 4,081,633 shares of common stock to Asher Enterprises, Inc. upon conversion of a convertible note. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 1, 2014, we issued 83,730,680 shares of common stock to Harmonious Enterprises, Inc. pursuant to our agreement therewith. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2014, we failed to file Form 8-Ks reporting the following events:

1.	Failed to report that we entered into an agreement on September 1, 2014, with Harmonious Enterprises, Inc., a New York corporation (“Harmonious”) wherein we agreed to purchase from Harmonious certain assets in consideration of the issuance to Harmonious of 30% of our outstanding shares of common stock. Said shares of common stock issued to Harmonious shall not be subject to dilution by any future issuances of equity securities.

2.	Failed to report that we issued 83,730,680 shares of our common stock to Harmonious Enterprises, Inc. pursuant to our agreement described in the previous paragraph.

3.	Failed to report the issuance of 4,081,633 shares of our common stock to Asher Enterprises, Inc.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of December 2014.

EXCELSIS INVESTMENTS, INC.

BY:	/s/ Brian McFadden
Brian McFadden
Principal Executive Officer

BY:	/s/ Michelle Pannoni
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X