Form 10-K
period 2014-12-31
EXCELSIS INVESTMENTS INC.
filed 2015-04-15
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

As of April 15, 2015 28,378,311 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.      BUSINESS.

General

We are engaged in the business of identifying and capitalizing on emerging technology and associated markets. Currently, our operations are focused on product development and sales in the Personal Financial Protection and Data Protection businesses. Utilizing our technologies, we plan to expand in this market with additional consumer products and business technologies that provide companies and individuals with new information protection solutions.

We have launched our first consumer product in this category, the Stealth Card, designed to protect the EMV chip in a consumer's credit card from "electronic pickpocketing" that uses a smartphone, credit card reader, or RFID antenna to remotely access data stored on the consumer's EMV "Smartchip".  This data includes an individual's credit card number, CVV, name and billing Zip Code, and provides the potential criminal with access to a card's EMV frequency, which allows them to use a card "skimmer" to make transactions on a consumer's credit card without ever taking physical possession. Due to these sophisticated new threats, Mobile Dynamic Marketing Inc has focused on building an array of technology around protecting the consumer's data from current and future potentially compromising events.

Competition

The identity theft industry is fragmented and has many competitors with larger financial resources than us. Our differentiating factor is our proprietary Stealth Card and associated future products.  As such, we intend to make our presence known in the industry by establishing marketing campaigns and relationships based on our physical product to attract customers.

Patents and Trademarks

Currently, our Trademark was changed to Notice of Allowance – Issued. This trademark is based off the Stealth logo and brand in the identity theft space. Additionally, we have 14 provisional and non-provisional patent applications filed in the identity theft and data protection markets.

Governmental Regulation

Currently there are no governmental regulations which affect our operations.

Customers

Currently we sell to both the consumer and business-to-business markets. We intend to continue to focus on both verticals of sales with our marketing strategies. Methods used to sell consumers is primarily through our e-commerce website. Methods to sell business-to-business sale takes place at the customer's location. Retention of the customer depends on the strength of our relationship, the satisfaction in the product, and increase to their existing business through our product integration.

Market and Revenue Generation

The company has launched its marketing plan in two primary verticals. The first is direct to consumer. The primary marketing strategy for consumer marketing is through our buystealthcard.com website. In order to continue this sales strategy we must continually develop web marketing plans and corresponding budgets. Our second market vertical is business-to-business sales. This is accomplished through affinity sales and private label branding. In order to continue this revenue stream the company must continue to develop marketing materials and acquire advertising.

Employees

We have 2 full time employees. Additionally, we use numerous contractors to handle the design, manufacturing and fulfillment of product.

Seasonality and Cyclical Nature of our Business

Our business experiences small seasonality around the Holiday season. Due to the type of product that we sell, we expect to see increased sales around the holiday gift giving season. We do not expect to see any seasonality in our business-to-business market.

Our Office

We lease space at 801 West Bay Drive, Largo FL 33770.  On February 16, 2015, the Company entered into a lease agreement for a six month terms commencing on March 1, 2015. The Company will have three consecutive options to renew the lease for an additional six months each. Pursuant to the agreement the Company has agreed to pay monthly amounts of $1,092 plus applicable sales taxes and pay a deposit of $2,668 consisting of the first month's rent and a $1,500 security deposit.
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

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a gain on the change in fair value of derivative liability of $653,253 (2013 - $320,100). As at December 31, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726. The Company recorded $139,726 as gain on forgiveness of debt and amortized $123,493 (2013 - $21,363) in debt discount to interest expense.

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $5,022 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663.Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 (2013 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2014, the Company had amortized $25,734 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $17,000 (December 31, 2013 - $nil) and the fair value of the derivative liability was $22,852 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $3,000 in financing costs.

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $3,264 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. During the year ended December 31, 2014, the Company had amortized $54,050 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $51,971 (December 31, 2013 - $nil) and the fair value of the derivative liability was $37,823 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $2,979 in financing costs.

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $2,335 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. During the year ended December 31, 2014, the Company had amortized $11,474 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $11,474 (December 31, 2013 - $nil) and the fair value of the derivative liability was $54,348 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $2,176 in financing costs.

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. During the year ended December 31, 2014, the Company had amortized $6,720 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $161,443 (December 31, 2013 - $nil) and the fair value of the derivative liability was $84,615 (December 31, 2013 - $nil).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,093 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,966 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $3,348 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,071 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $315 in financing costs.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,093 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,966 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $3,348 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,071 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $315 in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,071 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,420 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $2,956 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,031 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $312 in financing costs.

Notes in General

The Convertible Notes are convertible into shares of our common stock based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the Holders convert the Convertible Notes, the more shares of our common stock the Holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the Holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCBB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

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

ITEM 2.PROPERTIES.

We own no properties.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol "EXSL". The shares of common stock began trading in the first quarter of 2011. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 10/01/14 to 12/31/14	0.068	0.021
Third Quarter: 07/01/14 to 09/30/14	0.124	0.051
Second Quarter: 04/01/14 to 06/30/14	0.131	0.057
First Quarter: 01/01/14 to 03/31/14	0.123	0.025
Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter 10/01/13 to 12/31/13	0.095	0.041
Third Quarter 07/01/13 to 09/30/13	0.095	0.041
Second Quarter 04/01/13 to 06/30/13	0.090	0.040
First Quarter: 01/01/13 to 03/31/13	0.045	0.042

Holders

On April 15, 2015, we had 101 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare cash dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring cash dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)
our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Transfer Agent

Action Stock Transfer
2469 E. Fort Union Blvd, Suite 214
Salt Lake City, UT 84121
(801) 274-1088 voice
(801) 274-1099 fax
jb@actionstocktransfer.com
www.actionstocktransfer.com

Recent Sales of Unregistered Securities

None.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014 $	December 31, 2013 $
Current Assets	313,516	319,377
Current Liabilities	1,484,369	1,075,507
Working Capital (Deficit)	(1,170,853)	(756,130)

Cash Flows

	Year ended December 31, 2014 $	Period ended December 31, 2013 $
Cash Flows from (used in) Operating Activities	(411,598)	(68,939)
Cash Flows from (used in) Investing Activities	–	43,000
Cash Flows from (used in) Financing Activities	373,200	150,200
Net Increase (decrease) in Cash During Period	(38,398)	124,261

Operating Revenues

During the year ended December 31, 2014, the Company revenues from continuing operations of $686,720 compared to $50,000 for the year ended December 31, 2013. The increase is due to the fact that the Company earned revenues from services relating to net revenue earned from a related party for receipts on accounts purchased with 30% equity interest during the fiscal year as well as sales of a new product. For the year ended December 31, 2014, the Company earned gross margin of $444,511 or 64.73% compared to $50,000 or 100% during the year ended December 31, 2013. During the year ended December 31, 2014, the Company incurred cost of revenues relating to engineering costs as well as costs of inventory whereas in the prior year there the Company did not incurred any cost of revenues.

Operating Expenses and Net Loss

During the year ended December 31, 2014, the Company incurred operating expenses of $1,404,111 compared to $609,863 for the period ended December 31, 2013. The increase in operating expenses is attributed to the fact that the Company commenced operations during the year relating to new operations and required more overhead costs to support operations including an increase in general and administrative costs of $167,503. Furthermore, the Company had an increase in labor costs such as payroll costs of $181,589, amortization of customer list of $48,786, and consulting fees of $202,170. The Company had a decrease of $5,198 in professional fees related to accounting, audit, and legal fees with respect to the Company's SEC reporting requirements and filings, and in the prior year for work performed on the Company's acquisition of Career Start Inc.

During the year ended December 31, 2014, the Company disposed of its wholly owned subsidiary Career Start Inc. As a result, it recorded net income from discontinued operations of $173,143 (2013 - $94,619) which was offset by a loss on disposal of subsidiary of $55,714 (2013 -$nil).

For the year ended December 31, 2014, the Company recorded a net loss of $821,944 or $0.04 loss per share, compared with a net loss of $759,575 or $0.05 loss per share. In addition to revenues, operating expenses, and discontinued operations, the Company recorded a gain of $672,095 (2013 – loss of $257,968) relating to the fair value of the derivative liabilities with respect to the conversion feature of the convertible debenture. The Company also incurred interest expense of $307,208 (2013 - $36,363) relating to interest costs on the Company's short-term and long-term debt financings. In addition, the Company also recorded a gain on forgiveness of debt of $169,726 (2013 - $nil) for the forgiveness of the December 6, 2012 convertible debenture of $150,000 plus accrued interest and recorded $514,386 (2013 - $nil) for make whole expenses related to shares to be issued to a related party in respect to the acquisition of intangible assets.

Liquidity and Capital Resources

As at December 31, 2014, the Company had cash of $189,104 and total current assets of $313,516 compared with cash of $227,502 and total current assets of $319,377 at December 31, 2013. The decrease in cash is attributed to the general operating expense incurred by the Company due to the comment of new business operations offset by proceeds received from financing activities. In addition to the decrease in cash, the decrease in total current assets is due to a decrease in current assets relating to discontinued operations of $90,350 relating to assets held by Career Start Inc. in the prior year. The decrease was offset by increases of $17,500 for accounts receivable, $87,500 for accounts receivable –related party, $16,184 for inventory, and $1,703 for deferred financing costs.

As at December 31, 2014, the Company had total current liabilities of $1,484,369 compared to $1,075,507 at December 31, 2013. The increase in total current liabilities was attributed to an increase of $29,321 in accounts payable and accrued liabilities, $7,490 in accounts payable – related party, $85,624 in due to related parties, $513,101 in liability for share issuable – related party, and $225,033 for convertible debentures offset by a decrease of $305,581 in derivative liabilities relating to the fair value of the conversion feature on the convertible debenture and a decrease of $146,126 for current liabilities of discontinued operations relating to current liabilities held by Career Start Inc. in the prior year.

The overall working capital deficit increased from $756,130 at December 31, 2013 to $1,170,853 at December 31, 2014. The increase in working capital deficit is mainly due to the non-cash effects of the increase in the liability for shares issuable - related party and the increase to amounts due to related parties recorded in accounts payable – related party and due to related parties accounts.

During the year ended December 31, 2014, the Company issued 1,574,830 common shares for conversion of $45,000 of convertible debentures, 10,000 common shares for employee bonuses with a fair value of $330, 8,337,431 common shares for the acquisition of intangible assets with a fair value of $441,884, and 35,637 common shares to a significant shareholder for the maintenance of equity interest. The Company also received 3,111,428 common shares pursuant to the disposal of its wholly owned subsidiary, Career Start Inc.

Cashflow from Operating Activities

During the year ended December 31, 2014, the Company used cash of $411,598 for operating activities compared to $68,939 for the year ended December 31, 2013. The increase in the use of cash for operating activities was due to the fact that the Company commenced new operating activities during fiscal 2014 and has incurred a higher cash cost for general administrative and overhead costs as sales levels are not matured given it is the first year of the Company's new operations.

Cashflow from Investing Activities

During the year ended December 31, 2014, the Company did not have any investing activities whereas the Company received cash of $43,000 relating to the acquisition of Career Start Inc. during the year ended December 31, 2013.

Cashflow from Financing Activities

During the year ended December 31, 2014, the Company received $298,200 from the issuance of convertible debentures and $75,000 proceeds from a loan payable from a related party compared with $150,200 from the issuance of common stock during the year ended December 31, 2013.

Acquisition and Sale of Career Start Inc. ("Career")

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

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$
Fair value of Career net assets

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (4,714,286 common shares)	(297,000)

Excess of purchase consideration over fair value	198,834

The fair value of the common shares over the fair value of Career's assets and liabilities as at July 13, 2013, has been allocated to goodwill. Proforma financial information required by ASC 805 is not applicable given Career was formed in 2013 just prior to our acquisition of Career.

On November 5, 2014, the Company sold its interest in Career Start to a former officer of the Company in exchange for the return of 3,111,428 common shares of the Company and recorded a loss on the disposal of the subsidiary based on the net assets of Career Start as follows:

$

Book value of Career net assets

Cash	487
Accounts receivable	53,537
Prepaid expenses	2,585
Accounts payable and accrued liabilities	(795)
Due to Career Start Management	(100)

Loss on disposal of subsidiary	55,714

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXCELSIS INVESTMENTS, INC.

Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Excelsis Investments, Inc.
Largo, Florida

We have audited the accompanying consolidated balance sheets of Excelsis Investments, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2014. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 15, 2015

EXCELSIS INVESTMENTS, INC.
Consolidated Balance Sheets

	December 31, 2014 $	December 31, 2013 $

ASSETS

Cash	189,104	227,502
Accounts receivable	17,500	–
Accounts receivable – related party	87,500	–
Prepaid expenses	1,525	1,525
Inventory	16,184	–
Deferred financing costs	1,703	–
Current assets of discontinued operations	–	90,350

Total Current Assets	313,516	319,377

Goodwill	–	198,834
Intangible assets, net	393,098	–

Total Assets	706,614	518,211

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	158,842	129,521
Accounts payable – related party	7,490	–
Derivative liabilities	347,672	653,253
Loan payable	120,000	120,000
Due to related parties	85,724	100
Liability for shares issuable – related party	513,101	–
Convertible debenture, net of unamortized discount of $271,460 and $123,493	251,540	26,507
Current liabilities of discontinued operations	–	146,126

Total Current Liabilities	1,484,369	1,075,507

Loans payable- related party, non-current	75,000	–

Total Liabilities	1,559,369	1,075,507

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 26,466,311 and 19,619,841 common shares, respectively	26,466	19,620

Additional paid-in capital	1,018,802	499,163

Accumulated deficit	(1,899,023)	(1,077,079)

Total Stockholders' Deficit	(852,755)	(557,296)

Total Liabilities and Stockholders' Deficit	706,614	518,211

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Operations

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Revenue of goods	17,861	–
Revenue of goods – related party	22,500	–
Revenue of services	26,969	50,000
Revenue of services – related party	619,390	–
Cost of goods sold	(4,741)	–
Cost of goods sold – related party	(6,075)	–
Cost of service	(17,298)	–
Cost of service – related party	(214,095)	–

Gross Margin	444,511	50,000

Operating Expenses

Amortization	48,786	–
Consulting	400,945	198,775
General and administrative	365,573	198,070
Impairment of goodwill	198,834	–
Payroll	285,493	103,904
Professional fees	103,529	108,727
Transfer agent fees	951	387

Total Operating Expenses	1,404,111	609,863

Loss Before Other Expense	(959,600)	(559,863)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	672,095	(257,968)
Gain on forgiveness of debt	169,726	–
Interest expense	(307,208)	(36,363)
Make whole expense	(514,386)	–

Total Other Income (Expense)	20,227	(294,331)

Net Loss from Continuing Operations	(939,373)	(854,194)

Discontinued Operations

Loss on disposal of subsidiary	(55,714)	–
Net income from discontinued operations	173,143	94,619

Total Discontinued Operations	117,429	94,619
Net Income (Loss)	(821,944)	(759,575)

Net Earnings per Share – Basic and Diluted
Net loss	(0.04)	(0.05)
Continuing operations	(0.05)	(0.05)
Discontinued operations	0.01	0.01
Weighted Average Shares Outstanding – Basic and Diluted	20,170,185	16,087,195
(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Cashflows

	Year ended December 31, 2014	Year ended December 31, 2013
	$	$
Operating Activities

Net loss for the year	(821,944)	(759,575)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	253,921	21,363
Amortization of customer list	48,786	–
Amortization of deferred financing costs	9,097	–
Default penalty on convertible debenture	9,000	–
Gain on forgiveness of debt	(169,726)	–
Impairment of goodwill	198,834	–
Imputed interest	2,614	–
Issuance of convertible debt for services	250,000	–
Issuance of shares for services	330	–
Issuance of preferred shares for services	–	192,583
Gain (loss) on change in fair value of derivative liabilities	(672,095)	257,968
Change in fair value of make whole expense	1,283	–
Shares issuable – related party	513,101	–

Changes in operating assets and liabilities:

Accounts receivable	70,265	88,850
Accounts receivable – related party	(87,500)	–
Prepaid expenses and deposits	2,585	(4,085)
Inventory	(16,184)	–
Accounts payable and accrued liabilities	(97,079)	133,957
Accounts payable and accrued liabilities – related parties	93,114	–

Net cash used in operating activities	(411,598)	(68,939)

Investing Activities

Cash received from acquisition of Career Start, Inc.	–	43,000
		–
Net cash provided by (used in) investing activities	–	43,000

Financing Activities

Proceeds from issuance of common stock	–	150,200
Proceeds from issuance of convertible debentures, net of financing fees	298,200	–
Proceeds from issuance of loan payable from related party	75,000	–

Net cash provided by financing activities	373,200	150,200

Increase (decrease) in cash	(38,398)	124,261

Cash, beginning of period	227,502	103,241

Cash, end of period	189,104	227,502

Non-cash transactions

Fair value of shares issued for the acquisition of intangible assets	441,884	–
Common shares issued for convertible notes and accrued interest	45,000	–
Recognition of new derivative and debt discount	401,888	–
Reclassification of derivative liability to APIC	35,374	–
Fair value of shares issued for the acquisition of Career Start, Inc.	–	297,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–
(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Equity (deficit)
For the years ended December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
	–	–	–	–
Balance – January 1, 2013	–	–	12,550,000	12,550	(132,550)	(317,504)	(437,504)
			–	–
Issuance of common stock at $0.075	–	–	1,000,000	1,000	74,000	–	75,000
			–
Issuance of common stock at $0.09	–	–	555,555	556	49,444	–	50,000
			–
Issuance of common stock at $0.0315	–	–	800,000	800	24,400	–	25,200

Issuance of preferred stock for services	1,000,000	1,000	–	–	191,583	–	192,583

Acquisition of Career Start			4,714,286	4,714	292,286		297,000

Net loss for the year	–	–	–	–	–	(759,575)	(759,575)
	–	–	–	–
Balance – December 31, 2013	1,000,000	1,000	19,619,841	19,620	499,163	(1,077,079)	(557,296)

Issuance of common stock for employee bonuses	–	–	10,000	10	320	–	330

Issuance of shares upon conversion of convertible debentures	–	–	1,574,830	1,574	43,426	–	45,000

Shares received for disposal of subsidiary	–	–	(3,111,428)	(3,111)	3,111	–	–

Issuance of common stock for intangible asset	–	–	8,337,431	8,337	433,547	–	441,884

Imputed interest	–	–	–	–	2,614		2,614

Shares issued to Harmonious to maintain equity interest	–	–	35,637	36	1,247		1,283

Reclass of derivative to APIC	–	–	–	–	35,374		35,374

Net loss for the year	–`	–	–	–	–	(821,944)	(821,944)

Balance – December 31, 2014	1,000,000	1,000	26,466,311	26,466	1,018,802	(1,899,023)	(852,755)

(The accompanying notes are an integral part of these consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

1.     Nature of Operations and Continuance of Business

Pub Crawl Holdings, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010. On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC ("PubCrawl"), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 500,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company.

On November 28, 2012, the Company acquired 100% of the members shares of Mobile Dynamic Marketing, Inc. ("Mobile Dynamic"), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 1,000,000 common shares.  As part of the acquisition, the Company cancelled 15,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Mobile Dynamic acquired 7,500,000 common shares of the Company in a private transaction with the former President and Director of the Company.  Effectively, Mobile Dynamic held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Mobile Dynamic is deemed to be the acquirer for accounting purposes.

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. ("CSI"), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 4,714,286 common shares of the Company. The acquisition was between two related parties and has been accounted on a cost basis, as disclosed in Note 3 of the financial statements. On October 24, 2013, the Company effected a corporation name change to Excelsis Investments Inc.

On November 5, 2014, the Company entered into share exchange agreement with a former officer of the Company in regards to common shares in the Company's wholly-owned subsidiaries, Career Start, Inc ("CSI") and Career Start Management ("CSM"), private corporations incorporated in the state of Florida and New York, respectively. Under the terms of the agreement, the Company received 3,111,428 shares of the Company held by the former officer in exchange for 100% of the issued and outstanding common shares of CSI and CSM.

On September 1, 2014, the Company entered into a purchase agreement with a non-related party to purchase intangible assets by issuing 30% of the outstanding common shares of the Company as determined on an as-converted, fully-diluted basis, which shall not be subject to dilution by any future issuances for the purchase of 3,000 customer accounts The Company is recognizing the revenue generated from the intangible asset on a net basis.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2014, the Company has a working capital deficit of $1,170,853 and an accumulated deficit of $1,899,023. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries, Career Start, Inc., a Florida company, and Career Start Management Inc., a New York company, prior to its disposal on November 5, 2014. All intercompany transactions have been eliminated on consolidation.  The Company's fiscal year end is December 31.

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

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2014 and 2013, the Company had no cash equivalents.

d)      Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of December 31, 2014 and 2013, the Company had no allowances for doubtful accounts.

e)       Inventory

Inventory is comprised of stealth cards purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

f)        Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets. During the year ended December 31, 2014, the Company recorded a full impairment of its goodwill account of $198,834 as the Company sold its interest in Career Start Inc, and Career Start Management.

g)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years. During the year ended December 31, 2014, the Company incurred $48,786 (2013 - $nil) in amortization expense.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

  h)   Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2014, the Company had 2,898,983 (2013 – 2,117,647) potentially dilutive common shares.

j)	Revenue Recognition

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

The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company does not act as the  principal in its revenue-earnings activities related to certain service revenues where we do not bear enough of the risks in the transaction to record them on the gross basis. Revenues for these activities are recorded based on the net amount earned by the Company.

k)	Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party.

l)	Research and Development Costs

Research and development costs are charged to operations as incurred.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

m)	Financial Instruments

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

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	189,104	–	–	–
Derivative liabilities	–	–	347,672	672,095

Total	189,104	–	347,672	672,095

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2013, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	227,502	–	–	–
Derivative liabilities	–	–	653,253	257,968

Total	227,502	–	653,253	257,968

As of December 31, 2014, the Company had a derivative liability amount of $347,672 (2013 – $653,253) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $672,095 (2013 – loss of $257,968).

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

n)	Income Taxes

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

o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition and Sale of Career Start

On July 13, 2013, the Company entered into a share purchase agreement with Career and the shareholders of all of the issued and outstanding common shares of Career. The Company acquired 100% of the issued and outstanding shares of Career in exchange for 4,714,286 common shares of the Company. Following the close of the share exchange agreement, there are 19,619,841 common shares outstanding, of which the former shareholders of Career will control approximately 4,714,286 common shares, or 24% of the total issued and outstanding common shares of the Company. As a result, Career becomes a wholly-owned subsidiary of the Company.

The common shares issued to the Career shareholders were determined to have a fair value of $297,000. The purchase price allocation allocated to the following assets and liabilities:

$

Fair value of Career net assets

Cash	43,000
Accounts receivable	176,615
Accounts payable and accrued liabilities	(121,349)
Due to a related party	(100)

Net assets on acquisition	98,166
Purchase price (4,714,286 common shares)	(297,000)

Excess of purchase consideration over fair value	198,834

The fair value of the common shares over the fair value of Career's assets and liabilities as at July 13, 2013, has been allocated to goodwill. Proforma financial information required by ASC 805 is not applicable given Career was formed in 2013 just prior to our acquisition of Career.

On November 5, 2014, the Company sold its interest in Career Start to a former officer of the Company in exchange for the return of 3,111,428 common shares of the Company and recorded a loss on the disposal of the subsidiary based on the net assets of Career Start as follows:

$

Book value of Career net assets

Cash	487
Accounts receivable	53,537
Prepaid expenses	2,585
Accounts payable and accrued liabilities	(795)
Due to Career Start Management	(100)

Loss on disposal of subsidiary	55,714

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

4.	Discontinued Operations

On November 5, 2014, the Company discontinued operations and sold its interest in its wholly owned subsidiaries, Career Start Inc. and Career Start Management Inc.  As a result of the Company's decision, all assets, liabilities, and expenses related to the subsidiaries have been classified as discontinued operations. The results of Career Start Inc. and Career Start Management Inc. discontinued operations are summarized as follows:

Balance Sheet:

	December 31, 2014 $	December 31, 2013 $

ASSETS

Accounts receivable	–	87,765
Prepaid expenses	–	2,585

Total Assets	–	90,350

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	–	146,126

Total Liabilities	–	146,126

Statement of Operations:

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Revenues	4,297,453	4,715,650
Cost of Sales	(3,598,197)	(4,038,049)

Gross Margin	699,256	677,601

Operating Expenses

Consulting	–	14,040
General and administrative	213,999	204,608
Payroll	309,930	364,334
Professional fees	2,184	–

Total Operating Expenses	526,113	582,982

Net Income from Discontinued Operations	173,143	94,619
Loss on disposal of subsidiary	(55,714)	–
Total Discontinued Operations	117,429	94,619

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

5.	Convertible Debenture

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

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2014, the Company recorded a gain on the change in fair value of derivative liability of $653,253 (2013 - $320,100). At December 31, 2014, the Company recorded a derivative liability of $nil (2013 - $653,253).

On March 31, 2014, the Company entered into a debt forgiveness agreement, whereby the lender forgave the convertible note of $150,000 and accrued interest payable of $19,726. The Company recorded $169,726 as gain on forgiveness of debt and amortized $123,493 (2013 - $21,363) in debt discount to interest expense.

b)
On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $5,022 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663.Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 (2013 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2014, the Company had amortized $25,734 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $17,000 (December 31, 2013 - $nil) and the fair value of the derivative liability was $22,852 (December 31 - $nil). During the year ended December 31, 2014, the Company amortized $3,000 in financing costs.

c)
On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $3,264 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. During the year ended December 31, 2014, the Company had amortized $54,050 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $51,971 (December 31, 2013 - $nil) and the fair value of the derivative liability was $37,823 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $2,979 in financing costs.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

5.     Convertible Debentures (continued)

d)
On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2014, accrued interest of $2,335 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. During the year ended December 31, 2014, the Company had amortized $11,474 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $11,474 (December 31, 2013 - $nil) and the fair value of the derivative liability was $54,348 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $2,176 in financing costs.

e)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. During the year ended December 31, 2014, the Company had amortized $6,720 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $161,443 (December 31, 2013 - $nil) and the fair value of the derivative liability was $84,615 (December 31, 2013 - $nil).

f)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,093 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,966 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $3,348 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,071 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $315 in financing costs.

g)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,093 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

5.     Convertible Debentures (continued)

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,966 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $3,348 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,071 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $315 in financing costs.

h)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, accrued interest of $2,071 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2014, the Company had amortized $2,420 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $2,956 (December 31, 2013 - $nil) and the fair value of the derivative liability was $50,031 (December 31, 2013 - $nil). During the year ended December 31, 2014, the Company amortized $312 in financing costs.

6.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2014, the Company recorded a gain on the change in fair value of derivative liability of $672,095 (2013 – loss of $257,968). As at December 31, 2014, the Company recorded a derivative liability of $347,672 (2013 - $653,253).

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2014 and 2013:

•	The underlying stock price of $0.0035 was used as the fair value of the common stock as at December 31, 2013.

•	The range of stock prices for the valuation of the derivative instruments at December 31, 2014 ranged from $0.0022 to $0.0073 per share of common stock.

•
The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

•	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.

•	The projected annual volatility for each valuation period based on the historic volatility of the Company 230%.

•
Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.004 (rounded) for the convertible debentures.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

6.	Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2012	395,285
Mark to market adjustment at December 31, 2013	257,968

Balance, December 31, 2013	653,253
Day one loss on date notes become convertible	9,542
Debt discount	401,888
Reclass of derivative to APIC	(35,374)
Gain in change in fair value of the derivative	(28,384)
Gain on write-off of derivative due to debt forgiven	(653,253)

Balance, December 31, 2014	347,672

7.     Related Party Transactions

a)	As at December 31, 2014, the Company was owed $87,500 (2013- $nil) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at December 31, 2014, the Company owed $36,574 (2013 - $nil) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at December 31, 2014, the Company owed $49,150 (2013 - $nil) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)
As at December 31, 2014, the Company recorded a liability for shares issuable of $513,101 (2013 -$nil) relating to shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets.

e)
As at December 31, 2014, the Company owed $75,000 (2013 - $nil) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 8(b).

f)	During the year ended December 31, 2014, the Company generated revenues of $641,890 (2013 - $nil) from a significant shareholder.

g)	During the year ended December 31, 2014, the Company incurred payroll expense of $285,493 (2013 - $103,904) to management and officers of the Company.

h)
During the year ended December 31, 2014, the Company incurred engineering expense of $214,095 (2013 - $nil) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at December 31, 2014, the Company owed $7,490 (2013 - $nil) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

8.     Loan Payable

a)
As at December 31, 2014, the Company owes $120,000 (December 2013 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10%, and due on demand.

b)
On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at December 31, 2014, the Company had received loan proceeds of $75,000 (December 2013 - $nil). During the year ended December 31, 2014, the Company recorded imputed interest of $2,614 (2013 - $nil).

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

9.     Common Shares

Year ended December 31, 2013

a)	On May 7, 2013, the Company issued 1,000,000 common shares at $0.075 per share for proceeds of $75,000.

b)	On June 10, 2013, the Company issued 555,555 common shares at $0.09 per share for proceeds of $50,000.

c)	On July 13, 2013, the Company issued 4,714,286 common shares with a fair value of $297,000 for the acquisition of Career, as noted in Note 4.

d)	On July 17, 2013, the Company issued 800,000 common shares at $0.0315 per share for proceeds of $25,200.

e)
During the year ended December 31, 2013, the Company issued 1,000,000 shares of preferred stock to management of the Company for compensation.  The shares of preferred stock carry voting rights of 100 votes per preferred shares and the fair value of the preferred shares were deemed to be $192,583 based on the voting rights of the preferred shares relative to the fair value of the Company's common shares.

Year ended December 31, 2014

f)	On January 15, 2014, the Company issued 10,000 common shares of the Company with a fair value of $330 for employee bonuses.

g)
On August 4, 2014, the Company issued 408,163 common shares for the conversion of a convertible note with a non-related party, as noted in Note 5(b), with a book value of $20,000. $9,665 was reclassified from derivative liabilities to additional paid-in capital on conversion.

h)
On September 1, 2014, the Company entered into a purchase agreement with a non-related party to purchase intangible assets by issuing 30% of the outstanding common shares of the Company as determined on an as-converted, fully-diluted basis, which shall not be subject to dilution by any future issuances for the purchase of 3,000 customer accounts. The Company is recognizing the revenue generated from the intangible asset on a net basis because we are not the Principal agent as we do have the credit risk, we do not determine the price and we are not primary obligor. On December 2, 2014, the Company issued 8,337,431 common shares with a fair value of $441,884 and issued a further 35,637 common shares with a fair value of $1,284 pursuant to the agreement to maintain the sellers 30% equity investment. As at December 31, 2014, the Company recorded $513,101 liability for shares issuable and recorded compensation of $514,386 to adjust the fair value of the common shares issued.

i)
On September 26, 2014, the Company issued 500,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 5(b), with a book value of $15,000. $15,015 was reclassified from derivative liabilities to additional paid-in capital on conversion

j)	On November 5, 2014, the Company received 3,111,428 common shares from the sale of Career Start Inc. and returned the shares to treasury, as noted in Note 1 and Note 3.

k)
On December 1, 2014, the Company issued 666,667 common shares for the conversion of a convertible note with a non-related party as noted in Note 5(b), with a book value of $10,000. $10,694 was reclassified from derivative liabilities to additional paid-in capital on conversion.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements

10.	Income Taxes

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). As at December 31, 2014, the Company has $827,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2014 and 2013, the Company had no uncertain tax positions.

	2014 $	2013 $

Net loss before taxes	(821,944)	(759,575)
Statutory rate	34%	34%

Income tax recovery at statutory rate	(279,461)	(258,256)

Tax effect of:

Permanent differences and other	118,712	87,709
Change in valuation allowance	160,749	170,547

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014 $	December 31, 2013 $

Net operating loss carried forward	281,000	195,101
Valuation allowance	(281,000)	(195,101)

Net deferred income tax asset	–	–

11.  Subsequent Events

a)	On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of a convertible note for principal balance of $17,000 and accrued interest of $2,120. Refer to Note 5(b).

b)	On January 29, 2015, the Company approved a ten-for-one reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

c)
On February 16, 2015, the Company entered into a lease agreement for a six month terms commencing on March 1, 2015. The Company will have three consecutive options to renew the lease for an additional six months each. Pursuant to the agreement the Company has agreed to pay monthly amounts of $1.092 plus applicable sales taxes and pay a deposit of $2,668 consisting of the first month's rent and a $1,500 security deposit.

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

From our inception on November 6, 2012 through year ended December 31, 2012 and through November 19, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

February 21, 2014, we delivered a copy of this report to M&K CPAS, PLLC.  M&K CPAS, PLLC never issued its response.

New independent registered public accounting firm

On February 21, 2014, we engaged MaloneBailey, LLP, 9801 Westheimer Road, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with MaloneBailey, LLP on any accounting issues prior to engaging them as our new auditors.

Prior to February 21, 2014, we did not consult MaloneBailey, LLP with regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Malone & Bailey, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	29	President, Principal Executive Officer and a Director

Michelle Pannoni	47	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

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

ITEM 11.       EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years ended December 31, 2014 and 2013, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Brian McFadden	2014	130,000	0	0	0	0	0	0	130,000
President	2013	39,530	0	96,922	0	0	0	0	136,452

Michelle Pannoni	2014	130,000	0	0	0	0	0	0	130,000
Secretary & Treasurer	2013	39,530	0	96,921	0	0	0	0	136,451

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

The following table sets forth, as of December 31, 2014, the beneficial ownership of the outstanding common stock and preferred stock: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of December 31, 2014, there were 26,466,311 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden(1) (3)	4,250,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (2)(3)	4,250,000	21.66%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	8,500,000	43.32%	1,000,000	100.00%

Peter Schuster 140 Island Way #280 Clearwater, Florida 33767	1,507,143	5.69%	0	0.00%

Asher Enterprise 140 Island Way #280 Clearwater, Florida 33767	1,574,830	5.95%	0	0.00%

Harmonious Enterprises Inc. 37 W. 47th Street, 201 New York, NY 10036	8,373,068	31.64%	0	0.00%

Asher Enterprise (4) 140 Island Way #280 Clearwater, Florida 33767	1,127,321	4.26%	0	0.00%

KBM (4)	7,029,178	26,56%	0	0.00%

Cicero Consulting Group, LLC(4) 1858 Pleasantville Road, Suite 110 Briarcliff Manor, New York, NY 10510	11,574,074	43,73%	0	0.00%

Caesar Capital Group, LLC (4)	3,086,420	11.66%	0	0.00%

ARRG Corp.(4)	3,086,420	11.66%	0	0.00%

Joseph Abrams SEP IRA (4)	3,086,420	11.66%	0	0.00%

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

(4)
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

As of December 31, 2014, we owed $nil (2013 - $100) to a director of Career Start Inc. The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2014, the Company was owed $87,500 (2013- $nil) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2014, the Company owed $36,574 (2013 - $nil) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2014, the Company owed $49,150 (2013 - $nil) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2014, the Company recorded a liability for shares issuable of $513,101 (2013 -$nil) relating to shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets.

As at December 31, 2014, the Company owed $75,000 (2013 - $nil) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 8(b).

During the year ended December 31, 2014, the Company generated revenues of $641,890 (2013 - $nil) from a significant shareholder.

During the year ended December 31, 2014, the Company incurred payroll expense of $285,493 (2013 - $103,904) to management and officers of the Company.

During the year ended December 31, 2014, the Company incurred engineering expense of $214,095 (2013 - $nil) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at December 31, 2014, the Company owed $7,490 (2013 - $nil) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

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

(1)Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$29,000	MaloneBailey, LLP
2013	$16,000	MaloneBailey, LLP
2013	$16,500	M&K CPAS, PLLC
2012	$10,000	M&K CPAS, PLLC

(2)Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(3)Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(4)All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(5)Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1

3.1	Articles of Incorporation – Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation – Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws – Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws – Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7

10.8	Agreement for the Purchase PERS Monitoring Accounts (confidential provisions have been removed and the document has been so marked).	8-K	09/01/14	10.1

10.9	Convertible Promissory Note with Asher Enterprises, Inc. dated January 23, 2014.			10.9	X

10.10	Convertible Promissory Note with KBM Worldwide, Inc. dated March 25, 2014.			10.10	X

10.11	Convertible Promissory Note with KBM Worldwide, Inc. dated June 13, 2014.			10.11	X

10.12	Convertible Promissory Note with Caesar Capital Group LLC, dated June 23, 2014.			10.12	X

10.13	Convertible Promissory Note with ARRG Corp. dated June 23, 2014.			10.13	X

10.14	Convertible Promissory Note with Joseph W. Abrams SEP IR dated June 25, 2014.			10.14	X

10.15	Convertible Promissory Note with Harmonious Enterprises Inc. dated July 25, 2014.			10.15	X

10.16	Consulting agreement with Cicero Consulting Group LLC, dated June 12, 2014.			10.16	X

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2015.

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
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN MCFADDEN	President, Principal Executive Officer, and a	April 15, 2015
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	April 15, 2015
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1

3.1	Articles of Incorporation – Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation – Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws – Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws – Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7

10.8	Agreement for the Purchase PERS Monitoring Accounts (confidential provisions have been removed and the document has been so marked).	8-K	09/01/14	10.1

10.9	Convertible Promissory Note with Asher Enterprises, Inc. dated January 23, 2014.			10.1	X

10.10	Convertible Promissory Note with KBM Worldwide, Inc. dated March 25, 2014.			10.2	X

10.11	Convertible Promissory Note with KBM Worldwide, Inc. dated June 13, 2014.			10.3	X

10.12	Convertible Promissory Note with Caesar Capital Group LLC, dated June 23, 2014.			10.4	X

10.13	Convertible Promissory Note with ARRG Corp. dated June 23, 2014.			10.5	X

10.14	Convertible Promissory Note with Joseph W. Abrams SEP IR dated June 25, 2014.			10.6	X

10.15	Convertible Promissory Note with Harmonious Enterprises Inc. dated July 25, 2014.			10.7	X

10.16	Consulting agreement with Cicero Consulting Group LLC, dated June 12, 2014.			10.8	X

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.