Form 10-K/A
period 2014-12-31
EXCELSIS INVESTMENTS INC.
filed 2015-05-06
CIK 1496818

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1

3.1	Articles of Incorporation – Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation – Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws – Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws – Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7

10.8	Agreement for the Purchase PERS Monitoring Accounts (confidential provisions have been removed and the document has been so marked).	8-K	09/01/14	10.1

10.9	Convertible Promissory Note with Asher Enterprises, Inc. dated January 23, 2014.	10-K	04/15/15	10.9

10.10	Convertible Promissory Note with KBM Worldwide, Inc. dated March 25, 2014.	10-K	04/15/15	10.10

10.11	Convertible Promissory Note with KBM Worldwide, Inc. dated June 13, 2014.	10-K	04/15/15	10.11

10.12	Convertible Promissory Note with Caesar Capital Group LLC, dated June 23, 2014.	10-K	04/15/15	10.12

10.13	Convertible Promissory Note with ARRG Corp. dated June 23, 2014.	10-K	04/15/15	10.13

10.14	Convertible Promissory Note with Joseph W. Abrams SEP IR dated June 25, 2014.	10-K	04/15/15	10.14

10.15	Convertible Promissory Note with Harmonious Enterprises Inc. dated July 25, 2014.	10-K	04/15/15	10.15

10.16	Consulting agreement with Cicero Consulting Group LLC, dated June 12, 2014.	10-K	04/15/15	10.16

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2015.

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
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

BRIAN MCFADDEN	President, Principal Executive Officer, and a	May 6, 2015
Brian McFadden	member of the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	May 6, 2015
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

2.3	Share Exchange Agreement with Lindsay Taliento and Career Start, Inc. et al.	8-K	11/12/14	10.1

3.1	Articles of Incorporation – Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation – Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws – Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws – Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7

10.8	Agreement for the Purchase PERS Monitoring Accounts (confidential provisions have been removed and the document has been so marked).	8-K	09/01/14	10.1

10.9	Convertible Promissory Note with Asher Enterprises, Inc. dated January 23, 2014.	10-K	04/15/15	10.9

10.10	Convertible Promissory Note with KBM Worldwide, Inc. dated March 25, 2014.	10-K	04/15/15	10.10

10.11	Convertible Promissory Note with KBM Worldwide, Inc. dated June 13, 2014.	10-K	04/15/15	10.11

10.12	Convertible Promissory Note with Caesar Capital Group LLC, dated June 23, 2014.	10-K	04/15/15	10.12

10.13	Convertible Promissory Note with ARRG Corp. dated June 23, 2014.	10-K	04/15/15	10.13

10.14	Convertible Promissory Note with Joseph W. Abrams SEP IR dated June 25, 2014.	10-K	04/15/15	10.14

10.15	Convertible Promissory Note with Harmonious Enterprises Inc. dated July 25, 2014.	10-K	04/15/15	10.15

10.16	Consulting agreement with Cicero Consulting Group LLC, dated June 12, 2014.	10-K	04/15/15	10.16

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X