Form 10-Q
period 2015-03-31
EXCELSIS INVESTMENTS INC.
filed 2015-05-20
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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
29,778,311 as of May 18, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.
Consolidated Balance Sheets

	March 31, 2015 $	December 31, 2014 $
	(unaudited)
ASSETS
Cash	129,150	189,104
Accounts receivable	35,000	17,500
Accounts receivable – related party	57,500	87,500
Prepaid expenses	1,525	1,525
Inventory	20,901	16,184
Deferred financing costs	414	1,703

Total Current Assets	244,490	313,516

Intangible assets, net	356,812	393,098

Total Assets	601,302	706,614

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	162,933	158,842
Accounts payable – related party	5,000	7,490
Derivative liabilities	221,003	347,672
Loan payable	120,000	120,000
Due to related parties	45,286	85,724
Liability for shares issuable – related party	462,019	513,101
Convertible debenture, net of unamortized discount of $110,098 and $271,460	446,523	251,540

Total Current Liabilities	1,462,764	1,484,369

Loans payable- related party	75,000	75,000

Total Liabilities	1,537,764	1,559,369

STOCKHOLDERS' DEFICIT
Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	1,000
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 29,778,311 and 26,466,311 common shares, respectively	29,778	26,466
Additional paid-in capital	1,057,850	1,018,802
Accumulated deficit	(2,025,090)	(1,899,023)

Total Stockholders' Deficit	(936,462)	(852,755)

Total Liabilities and Stockholders' Deficit	601,302	706,614

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $

Revenue of goods	17,686	–
Revenue of services	23,862	–
Revenue of services – related party	285,000	–
Cost of goods sold	(4,733)	–
Cost of service – related party	(100,000)	–

Gross Margin	221,815	–

Operating Expenses

Amortization	36,286	–
Consulting	17,640	–
General and administrative	113,259	34,093
Payroll	67,352	10,765
Professional fees	42,147	35,784
Transfer agent fees	60	163

Total Operating Expenses	276,744	80,805

Loss Before Other Income (Expense)	(54,929)	(80,805)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	107,289	653,253
Gain on forgiveness of convertible debt	3,061	169,726
Interest expense	(232,570)	(130,929)
Make whole gain	51,082	–

Total Other Income (Expense)	(71,138)	692,050

Net Loss from Continuing Operations	(126,067)	611,245

Discontinued Operations

Net income (loss) from discontinued operations	–	(217,733)

Net Income (Loss)	(126,067)	393,512

Net Earnings per Share – Basic and Diluted
Net income (loss)	(0.00)	0.02
Continuing operations	(0.00)	0.03
Discontinued Operations	–	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	28,356,711	19,627,952

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS INC.
Consolidated Statement of Cashflows
(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Operating Activities

Net loss for the period	(126,067)	393,512

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	161,363	123,493
Amortization of customer list	36,286	–
Amortization of deferred financing costs	1,289	–
Default penalty on convertible debenture	53,000	–
Gain on forgiveness of debt	(3,061)	(169,726)
Imputed interest	1,480	–
Issuance of shares for services	–	330
Gain on change in fair value of derivative liabilities	(107,289)	(653,253)
Fair value of shares issuable – related party	(51,082)	–

Changes in operating assets and liabilities:
Accounts receivable	(17,500)	39,310
Accounts receivable – related party	30,000	–
Convertible note issuance cost	–	3,000
Inventory	(4,717)	–
Accounts payable and accrued liabilities	9,272	15,010
Accounts payable and accrued liabilities – related parties	(2,490)	–
Due to related parties	(40,438)

Net cash used in operating activities	(59,954)	(248,324)

Financing Activities
Proceeds from issuance of convertible debentures	–	50,000

Net cash provided by financing activities	–	50,000

Decrease in cash	(59,954)	(198,324)

Cash, beginning of period	189,104	227,502

Cash, end of period	129,150	29,178

Non-cash transactions
Common shares issued for convertible notes and accrued interest	21,500	–
Reclassification of derivative liability to APIC	19,380	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

On November 5, 2014, the Company entered into share exchange agreement with a former officer of the Company in regards to common shares in the Company's wholly-owned subsidiaries, Career Start, Inc ("CSI") and Career Start Management ("CSM"), private corporations incorporated in the state of Florida and New York, respectively. Under the terms of the agreement, the Company received 3,111,429 shares of the Company held by the former officer in exchange for 100% of the issued and outstanding common shares of CSI and CSM.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2015, the Company has a working capital deficit of $1,218,274 and an accumulated deficit of $2,025,090. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to share-based payments, collectability of accounts receivable, impairment of goodwill and intangible assets, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of March 31, 2015 and December 31, 2014, the Company had no allowances for doubtful accounts.

f)	Inventory

Inventory is comprised of stealth cards purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions

g)	Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets. During the year ended December 31, 2014, the Company recorded a full impairment of its goodwill account of $198,834 as the Company sold its interest in Career Start Inc, and Career Start Management. As at March 31, 2015, the Company had $nil (December 31, 2014 - $198,834) in goodwill.

h)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years. During the period ended March 31, 2015, the Company incurred $36,286 (2014 - $nil) in amortization expense.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

i)	Long-Lived Assets

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

j)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2015 and December 31, 2014, the Company had 25,693,627 and 2,898,983 potentially dilutive common shares, respectively.

k)	Revenue Recognition

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

l)	Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party.

  m)    Research and Development Costs

Research and development costs are charged to operations as incurred.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

n)	Financial Instruments

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

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	129,150	–	–	–
Derivative liabilities	–	–	221,003	107,289
Total	129,150	–	221,003	107,289

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014 on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	189,104	–	–	–
Derivative liabilities	–	–	347,672	672,095
Total	189,104	–	347,672	672,095

As of March 31, 2015, the Company had a derivative liability amount of $221,003 (December 31, 2014 - $347,672) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $107,289 (December 31, 2014 - $672,095).

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

o)	Income Taxes

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

p)	Recent Accounting Pronouncements

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

Statement of Operations:

	For the three months ended March 31, 2015 $	For the three months ended March 31, 2014 $

Revenues	–	2,074,112
Cost of Sales	–	(2,011,717)

Gross Margin	–	62,395

Operating Expenses
Consulting
General and administrative	–	98,001
Payroll	–	179,943
Professional fees	–	2,184

Total Operating Expenses	–	280,128

Net Income from Discontinued Operations	–	(217,733)
Total Discontinued Operations	–	(217,733)

4.	Convertible Debentures

a)
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

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 in interest expense for the additional amount payable due to defaulting on the loan. During the period ended March 31, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at March 31, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

b)
On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2015, accrued interest of $9,422 (December 31, 2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. During the period ended March 31, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the period ended March 31, 2015, the Company issued 1,400,000 common shares for the conversion of $2,380. During the period ended March 31, 2015, the Company had amortized $1,029 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $77,120 (December 31, 2014 - $51,971) and the fair value of the derivative liability was $50,201 (December 31, 2014 - $37,823). During the period ended March 31, 2015, the Company amortized $21 in financing costs (2014 - $nil).

c)
On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2015, accrued interest of $5,538 (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the period ended March 31, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the period ended March 31, 2015, the Company had amortized $41,526 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $79,500 (December 31, 2014 - $11,474) and the fair value of the derivative liability was $50,181 (December 31, 2014 - $54,348). During the period ended March 31, 2015, the Company amortized $823 in financing costs.

F-9

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.	Convertible Debentures (continued)

d)
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

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. During the period ended March 31, 2015, the Company had amortized $46,071 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $207,514 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $26,934 (December 31, 2014 - $84,615).

e)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, accrued interest of $3,079 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $24,271 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $27,619 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $31,239 (December 31, 2014 - $50,071). During the period ended March 31, 2015, the Company amortized $148 in financing costs.

f)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, accrued interest of $3,079 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $24,271 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $27,619 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $31,239 (December 31, 2014 - $50,071). During the period ended March 31, 2015, the Company amortized $148 in financing costs.

g)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, accrued interest of $3,058 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $24,195 (2014 – $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $27,151 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $31,209 (December 31, 2014 - $50,031). During the period ended March 31, 2015, the Company amortized $148 in financing costs.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

5.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2015, the Company recorded a gain on the change in fair value of derivative liability of $107,289 (2014 - $672,095). As at March 31, 2015, the Company recorded a derivative liability of $221,003 (December 31, 2014 - $347,672).

The following inputs and assumptions were used to value the convertible debenture outstanding during the period ended March 31, 2015:

•	The range of stock prices for the valuation of the derivative instruments at March 31, 2015 ranged from $0.022 to $0.03 per share of common stock.
•
The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

•	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 230% - 243%
•
Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.002 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2013	653,253
Day one loss on date notes become convertible	9,542
Debt discount	401,888
Reclass of derivative to APIC	(35,374)
Gain in change in fair value of the derivative	(28,384)
Gain on write-off of derivative due to debt forgiven	(653,253)

Balance, December 31, 2014	347,672
Reclass of derivative to APIC	(19,380)
Gain in change in fair value of the derivative	(107,289)

Balance, March 31, 2015	221,003

6.       Related Party Transactions

a)	As at March 31, 2015, the Company was owed $57,500 (December 31, 2014 - 87,500) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at March 31, 2015, the Company owed $23,797 (December 31, 2014 - $36,574) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at March 31, 2015, the Company owed $21,489 (December 31, 2014 - $49,150) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)
As at March 31, 2015, the Company recorded a liability for shares issuable of $462,019 (December 31, 2014 - $513,101) relating to 154,006,196 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended March 31, 2015, the Company recorded $51,082 as a gain in the fair value of the shares issuable to the significant shareholder.

EXCELSIS INVESTMENTS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

6.       Related Party Transactions (continued)

e)
As at March 31, 2015, the Company owed $75,000 (December 31, 2014 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 7(b).

f)	During the period ended March 31, 2015, the Company generated revenues of $285,000 (March 31, 2014 – $nil) from a significant shareholder.

g)	During the three months ended March 31, 2015, the Company incurred payroll expense of $55,410 (2014 - $10,765) to management and officers of the Company.

h)
During the period ended March 31, 2015, the Company incurred engineering expense of $100,000 (March 31, 2014 - $nil) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at March 31, 2015, the Company owed $5,000 (December 31, 2014 - $7,490) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

7.       Loans Payable

a)	At March 31, 2015, the Company owes $120,000 (2014 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.

b)
On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at March 31, 2015, the Company had received loan proceeds of $75,000 (December 31, 2014 - $nil). During the period ended March 31, 2015, the Company recorded imputed interest of $1,480 (2014 - $nil).

8.       Common Shares

Period ended December 31, 2015

a)
On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 5(b), with a book value of $19,120. $17,589 was reclassified from derivative liabilities to additional paid-in capital on conversion.

b)	On January 29, 2015, the Company approved a ten-for-one reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

c)
On March 13, 2015, the Company issued 1,400,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(c), with a book value of $2,380. $1,791 was reclassified from derivative liabilities to additional paid-in capital on conversion.

9.	Commitment

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	244,490	313,516
Current Liabilities	1,462,764	1,484,369
Working Capital (Deficit)	(1,218,274)	(1,170,853)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows used in Operating Activities	(59,954)	(248,324)
Cash Flows provided from Investing Activities	Nil	Nil
Cash Flows provided from Financing Activities	Nil	50,000
Net Decrease in Cash During Period	(59,954)	(198,324)

Operating Revenues

During the three months ended March 31, 2015, the Company earned revenues from continuing operations of $326,548 compared with revenues of $nil during the three months ended March 31, 2014.  The increase in revenues and gross profit margin is due to the fact that the Company earned revenues from services relating to net revenue earned from a related party for receipts on accounts purchased with 30% equity interest during the fiscal year as well as sales of a new product. For the period ended March 31, 2015, the Company recorded a gross margin of $221,815 or 67.73% compared to $nil during the period ended March 31, 2014. During the period ended March 31, 2015, the Company incurred cost of revenues relating to engineering costs as well as costs of inventory whereas in the prior period there the Company did not incurred any cost of revenues.

Operating Expenses and Net Loss

Continuing Operations

During the three months ended March 31, 2015, the Company incurred operating expenses from continuing operations of $276,744 compared with $80,805 during the three months ended March 31, 2014.  The increase in operating expenses from continuing operations were due to $36,286 for amortization, $17,640 for consulting, $6,363 for professional fees, $56,587 of payroll costs as the Company incurred more salaries and benefits to management and employees of the Company, and $79,166 for general and administrative costs due to increased overall office costs as compared to prior year, offset by a decrease in transfer agent fees of $103.

Discontinued Operations

During the three months ended March 31, 2015, the Company incurred a net loss from discontinued operations of $nil compared to a net loss of $217,733 during the three months ended March 31, 2014.  The decrease in net loss for discontinued operations was due to the fact that the Company disposed of the Career Start on November 5, 2014 and thus did not generate any sales revenue from its Career Start subsidiaries during the three months ended March 31, 2015 compared with revenues of $2,074,112 and a gross margin of $62,395 or 3.01% during the three months ended March 31, 2014.  As the Company disposed of the Career Start business on November 5, 2014, the overall operating expense decreased from $280,128 for the three months ended March 31, 2014 to $nil during the three months ended March 31, 2015.

Net Income (Loss)

For the three months ended March 31, 2015, the Company had a net loss of $126,067 and basic and diluted net loss per share of $0.00. During the three months ended March 31, 2015, the Company did not record any income or loss from discontinued operations as the Career Start business was disposed of on November 5, 2014. In addition to operating expenses from continuing operations, the Company also incurred a gain of $107,289 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture, $3,061 gain related to the forgiveness of debt, and a make whole gain of $51,082, offset by interest expense of $232,570 relating to interest charges incurred on its' convertible debentures.  During the three months ended March 31, 2014, the Company incurred net income from continuing operations of $611,245 and overall net income of $393,512, with the difference relating to discontinued operations as discussed above.  The increase in net loss for the period ended March 31, 2015 was due to a decrease in gain of change in fair value of derivative liabilities of $545,964 related to the conversion of the convertible debentures, decrease in gain on forgiveness of convertible debt of 166,665, and an increase in interest expense of $101,641, offset by an increase of make whole gain of $51,082 when compared to the amounts recorded in March 31, 2014.

Liquidity and Capital Resources

As at March 31, 2015, the Company had cash of $129,150 and total current assets of $244,490 compared with cash of $189,104 and total current assets of $313,516 at December 31, 2014. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company and its wholly-owned subsidiary. The decrease in total current assets is due to decreases in cash as noted above, accounts receivable – related party, and deferred financing costs, offset by increases in accounts receivable, which is primarily due to a timing difference between collection of revenues, and inventory.

The overall working capital deficit increased from $1,170,853 at December 31, 2014 to $1,218,274 at March 31, 2015 due in part to the fact that the Company had a derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

As at March 31, 2015, the Company had a cash balance of $129,150 and total assets of $601,302 compared with $189,104 of cash and total assets of $706,614 as at December 31, 2014. The decrease in total assets is due to the factors impacting current assets as noted above as well as a decrease in intangible assets related to amortization.

Cashflow from Operating Activities

During the three months ended March 31, 2015, the Company used $59,954 of cash for operating activities, which is reflective of the cash used for day-to-day business operations.   Comparatively, the Company used cash of $248,324 during the three months ended March 31, 2014. The decrease in the use of cash is due to a lower level of operating cash needs for the Company's operating activities in the current period compared to the prior year.

Cashflow from Investing Activities

During the three months ended March 31, 2015 and March 31, 2014, the Company received no cash from investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2015, the Company received the Company received no cash from financing activities, compared with cash proceeds of $50,000 during the three months ended March 31, 2014 from the issuance of convertible debentures.

Convertible Promissory Note

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2015, accrued interest of $nil (December 31, 2014 - $5,022) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities. On August 4, 2014, the Company issued 4,081,633 common shares for the conversion of $20,000 of this debenture. On September 26, 2014, the Company issued 5,000,000 common shares for the conversion of $15,000 of this debenture. On November 28, 2014, 2014, the Company issued 6,666,667 common shares for the conversion of $10,000 of this debenture On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 of this debenture along with accrued interest of $2,120. During the period ended March 31, 2015, the Company had amortized $18,146 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2015, accrued interest of $9,422 (December 31, 2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the period ended March 31, 2015, the Company issued 1,400,000 common shares for the conversion of $2,380. During the period ended March 31, 2015, the Company had amortized $1,029 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $77,120 (December 31, 2014 - $51,971) and the fair value of the derivative liability was $50,201 (December 31, 2014 - $37,823). During the period ended March 31, 2015, the Company amortized $21 in financing costs (2014 - $nil).

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2015, accrued interest of $5,538 (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the period ended March 31, 2015, the Company had amortized $41,526 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $79,500 (December 31, 2014 - $11,474) and the fair value of the derivative liability was $50,181 (December 31, 2014 - $54,348). During the period ended March 31, 2015, the Company amortized $823 in financing costs.

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

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $46,071 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $207,514 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $26,934 (December 31, 2014 - $84,615).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, accrued interest of $3,079 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $24,271 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $27,619 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $31,239 (December 31, 2014 - $50,071). During the period ended March 31, 2015, the Company amortized $148 in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, accrued interest of $3,058 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended March 31, 2015, the Company had amortized $24,195 (March 31, 2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $27,151 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $31,209 (December 31, 2014 - $50,031). During the period ended March 31, 2015, the Company amortized $148 in financing costs.

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts receivable – related party, accounts payable and accrued liabilities, accounts payable – related party, loan payable, amount due to related party, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2015, we issued 3,312,000 restricted shares of our common stock upon the conversion of certain convertible notes.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES.

None.

ITEM 5.               OTHER INFORMATION.

During the quarter ended March 31, 2015, we issued 3,312,000 restricted shares of our common stock upon the conversion of certain convertible notes that we failed to report on Form 8-K.

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

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of May, 2015.

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