Form 10-Q
period 2015-06-30
EXCELSIS INVESTMENTS INC.
filed 2015-08-19
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

45,468,482 as of August 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

Financial Statements

(Expressed in US dollars)

June 30, 2015 (unaudited) and December 31, 2014

Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

EXCELSIS INVESTMENTS, INC.

Consolidated Balance Sheets

	June 30, 2015 $	December 31, 2014 $
	(unaudited)

ASSETS

Cash	53,576	189,104
Accounts receivable	68,201	17,500
Accounts receivable – related party	24,500	87,500
Prepaid expenses	1,525	1,525
Inventory	18,789	16,184
Deferred financing costs	–	1,703

Total Current Assets	166,591	313,516

Intangible assets, net	320,123	393,098

Total Assets	486,714	706,614

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	174,075	158,842
Accounts payable – related party	–	7,490
Derivative liabilities	508,714	347,672
Loan payable	120,000	120,000
Due to related parties	31,433	85,724
Liability for shares issuable – related party	273,418	513,101
Convertible debenture, net of unamortized discount of $nil and $271,460	632,515	251,540

Total Current Liabilities	1,740,155	1,484,369

Loans payable- related party	75,000	75,000

Total Liabilities	1,815,155	1,559,369

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 42,222,739 and 26,466,311 common shares, respectively	42,223	26,466

Additional paid-in capital	1,246,771	1,018,802

Accumulated deficit	(2,618,435)	(1,899,023)

Total Stockholders’ Deficit	(1,328,441)	(852,755)

Total Liabilities and Stockholders’ Deficit	486,714	706,614

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2015 $	Three months ended June 30, 2014 $	Six months ended June 30, 2015 $	Six months ended June 30, 2014 $

Revenue of goods	33,304	–	50,990	–
Revenue of goods – related party	10,000	–	10,000	–
Revenue of services	–	–	23,862	–
Revenue of services – related party	139,600	–	424,600	–
Cost of goods sold	(6,161)	–	(10,894)	–
Cost of goods – related party	(2,700)	–	(2,700)	–
Cost of services – related party	(21,500)	–	(121,500)	–

Gross Margin	152,543	–	374,358	–

Operating Expenses

Amortization	36,689	–	72,975	–
Consulting	39,499	251,092	57,139	251,092
General and administrative	74,854	73,511	188,113	107,604
Payroll	66,147	9,505	133,499	20,270
Professional fees	21,394	40,055	63,541	75,839
Transfer agent fees	185	325	245	488

Total Operating Expenses	238,768	374,488	515,512	455,293

Loss Before Other Income (Expense)	(86,225)	(374,488)	(141,154)	(455,293)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(385,851)	–	(278,562)	653,253
Gain on forgiveness of convertible debt	–	–	3,061	169,726
Interest expense	(309,870)	(6,825)	(542,440)	(137,754)
Make whole gain	188,601	–	239,683	–

Total Other Income (Expense)	(507,120)	(6,825)	(578,258)	685,225

Net Income (Loss) from Continuing Operations	(593,345)	(381,313)	(719,412)	229,932

Discontinued Operations

Net income (loss) from discontinued operations	–	184,113	–	(33,620)

Net Income (Loss)	(593,345)	(197,200)	(719,412)	196,312

Net Earnings per Share – Basic and Diluted
Net income (loss)	(0.02)	(0.01)	(0.02)	0.01
Continuing operations	(0.02)	(0.02)	(0.02)	0.01
Discontinued Operations	–	0.01	–	0.00
Weighted Average Shares Outstanding – Basic and Diluted	34,429,794	19,628,941	31,410,029	19,628,902

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS INC.

Consolidated Statement of Cash flows

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
	$	$
Operating Activities

Net income (loss) for the period	(719,412)	196,312

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	271,460	123,493
Amortization of customer list	72,975	–
Amortization of deferred financing costs	1,703	4,244
Default penalty on convertible debenture	228,505	–
Gain on forgiveness of debt	(3,061)	(169,726)
Imputed interest	2,976	–
Issuance of debt for services	–	250,000
Issuance of shares for services	–	330
Loss (gain) on change in fair value of derivative liabilities	278,562	(653,253)
Fair value of shares issuable – related party	(239,683)	–

Changes in operating assets and liabilities:

Accounts receivable	(50,701)	29,710
Accounts receivable – related party	63,000	–
Inventory	(2,605)	–
Accounts payable and accrued liabilities	22,534	(125,972)
Accounts payable and accrued liabilities – related parties	(7,490)	–
Due to related parties	(54,291)	–

Net cash used in operating activities	(135,528)	(344,862)

Financing Activities

Proceeds from issuance of convertible debentures	–	298,200

Net cash provided by financing activities	–	298,200

Decrease in cash	(135,528)	(46,662)
Cash, beginning of period	189,104	227,502
Cash, end of period	53,576	180,840

Non-cash transactions
Common shares issued for convertible notes and accrued interest	123,230	–
Reclassification of derivative liability to APIC	117,520	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

On November 5, 2014, the Company entered into share exchange agreement with a former officer of the Company in regards to common shares in the Company’s wholly-owned subsidiaries, Career Start, Inc (“CSI”) and Career Start Management (“CSM”), private corporations incorporated in the state of Florida and New York, respectively. Under the terms of the agreement, the Company received 3,111,429 shares of the Company held by the former officer in exchange for 100% of the issued and outstanding common shares of CSI and CSM.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2015, the Company has a working capital deficit of $1,573,564 and an accumulated deficit of $2,618,435. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of June 30, 2015 and December 31, 2014, the Company had no allowances for doubtful accounts.

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

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets. During the year ended December 31, 2014, the Company recorded a full impairment of its goodwill account of $198,834 as the Company sold its interest in Career Start Inc, and Career Start Management. As at June 30, 2015 and December 31, 2014, the Company had $nil in goodwill.

h)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years. During the six months ended June 30, 2015, the Company incurred $72,975 (2014 - $nil) in amortization expense.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2015 and December 31, 2014, the Company had 48,692,227 and 2,898,983 potentially dilutive common shares, respectively.

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

For the Company’s product sales, cost of revenue consists of inventory sold in each transaction. For the Company’s service sales, cost of revenue consists of engineering services provided by a related party.

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

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Financial Instruments (continued)

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

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	53,576	–	–	–
Liabilities for shares issuable – related party	(273,418)	–	–	239,683
Derivative liabilities	–	–	(508,714)	(278,562)

Total	(219,842)	–	(508,714)	(38,879)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014 on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	189,104	–	–	–
Liabilities for shares issuable – related party	(513,101)	–	–	(514,386)
Derivative liabilities	–	–	(347,672)	672,095

Total	(323,997)	–	(347,672)	157,709

As of June 30, 2015, the Company had a derivative liability amount of $508,714 (December 31, 2014 - $347,672) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $278,562 (December 31, 2014 - gain of $672,095).

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

Statement of Operations:

	For the three months ended June 30, 2015 $	For the three months ended June 30, 2014 $	For the six months ended June 30, 2015 $	For the six months ended June 30, 2014 $

Revenues	–	2,011,390	–	4,085,502
Cost of Sales	–	(1,585,394)	–	(3,597,111)

Gross Margin	–	425,996	–	488,391

Operating Expenses

Consulting	–	–	–	–
General and administrative	–	111,896	–	209,897
Payroll	–	129,987	–	309,930
Professional fees	–	–	–	2,184

Total Operating Expenses	–	241,883	–	522,011

Net Income (loss) from Discontinued Operations	–	184,113	–	(33,620)

4.	Convertible Debentures

a)	On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

4.	Convertible Debentures (continued)

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at June 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

b)	On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2015, accrued interest of $11,104 (December 31, 2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. As at June 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest. During the period ended June 30, 2015, the Company had amortized $1,029 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $26,500 (December 31, 2014 - $51,971) and the fair value of the derivative liability was $31,049 (December 31, 2014 - $37,823). During the six months ended June 30, 2015, the Company amortized $21 in financing costs (2014 - $1,028).

c)	On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2015, accrued interest of $10,202 (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the period ended June 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $41,526 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $79,500 (December 31, 2014 - $11,474) and the fair value of the derivative liability was $74,691 (December 31, 2014 - $54,348). During the six months ended June 30, 2015, the Company amortized $823 in financing costs (2014 - $184).

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

4.	Convertible Debentures (continued)

d)	On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $1,479 (December 31, 2014 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $88,357 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $375,000 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $208,809 (December 31, 2014 - $84,615).

e)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,164 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $12,752 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the six months ended June 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $38,257 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $50,691 (December 31, 2014 - $50,071). During the six months ended June 30, 2015, the Company amortized $285 in financing costs (2014 - $12).

f)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,164 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the six months ended June 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $38,258 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $50,691 (December 31, 2014 - $50,071). During the six months ended June 30, 2015, the Company amortized $285 in financing costs (2014 - $12).

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

4.	Convertible Debentures (continued)

g)	On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,309 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $47,244 (2014 – $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $75,000 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $92,783 (December 31, 2014 - $50,031). During the six months ended June 30, 2015, the Company amortized $289 in financing costs (2014 - $8).

5.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the statement of operations. During the six months ended June 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $278,562 (2014 – gain of $653,253). As at June 30, 2015, the Company recorded a derivative liability of $508,714 (December 31, 2014 - $347,672).

The following inputs and assumptions were used to value the convertible debenture outstanding during the period ended June 30, 2015:

●	The range of stock prices for the valuation of the derivative instruments at June 30, 2015 ranged from $0.003 to $0.018 per share of common stock.

●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

●	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.

●	The projected annual volatility for each valuation period based on the historic volatility of the Company 243% - 341%

●	Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.002 (rounded) for the convertible debentures.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2013	653,253
Day one loss on date notes become convertible	9,542
Debt discount	401,888
Reclass of derivative to APIC	(35,374)
Gain in change in fair value of the derivative	(28,384)
Gain on write-off of derivative due to debt forgiven	(653,253)

Balance, December 31, 2014	347,672
Reclass of derivative to APIC	(117,520)
Loss in change in fair value of the derivative	278,562

Balance, June 30, 2015	508,714

6.	Related Party Transactions

a)	As at June 30, 2015, the Company was owed $24,500 (December 31, 2014 - 87,500) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at June 30, 2015, the Company owed $16,870 (December 31, 2014 - $36,574) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at June 30, 2015, the Company owed $14,563 (December 31, 2014 - $49,150) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)	As at June 30, 2015, the Company recorded a liability for shares issuable of $273,418 (December 31, 2014 - $513,101) relating to 15,189,869 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended June 30, 2015, the Company recorded $239,683 as a gain in the fair value of the shares issuable to the significant shareholder.

e)	As at June 30, 2015, the Company owed $75,000 (December 31, 2014 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 7(b).

f)	During the six months ended June 30, 2015, the Company generated revenues of services of $424,600 (2014 – $nil), revenue of goods of $10,000 (2014 - $nil), and $2,700 of cost of goods sold (2014 - $nil) to a significant shareholder.

g)	During the six months ended June 30, 2015, the Company incurred payroll expense of $133,499 (2014 - $330,200) to management and officers of the Company.

h)	During the six months ended June 30, 2015, the Company incurred engineering expense of $121,500 (2014 - $nil) to a company owned by the mother of the President of the Company, which was included in cost of services. As at June 30, 2015, the Company owed $nil (December 31, 2014 - $7,490) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

7.	Loans Payable

a)	At June 30, 2015, the Company owes $120,000 (December 31, 2014 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% and due on demand.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

7.	Loans Payable (continued)

b)	On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at June 30, 2015, the Company had received loan proceeds of $75,000 (December 31, 2014 - $75,000). During the six months ended June 30, 2015, the Company recorded imputed interest of $2,976 (2014 - $nil).

8.	Common Shares

a)	On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(a), with a book value of $19,120. $17,589 was reclassified from derivative liabilities to additional paid-in capital on conversion.

b)	On January 29, 2015, the Company approved a ten-for-one reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

c)	On March 13, 2015, the Company issued 1,400,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $2,380. $1,791 was reclassified from derivative liabilities to additional paid-in capital on conversion.

d)	On April 28, 2015, the Company issued 1,414,286 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $1,980. $1,486 was reclassified from derivative liabilities to additional paid-in capital on conversion.

e)	On May 4, 2015, the Company issued 1,414,706 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(b), with a book value of $4,810. $3,720 was reclassified from derivative liabilities to additional paid-in capital on conversion.

f)	On May 6, 2015, the Company issued 1,415,116 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $6,085. $4,705 was reclassified from derivative liabilities to additional paid-in capital on conversion.

g)	On May 20, 2015, the Company issued 1,485,556 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $6,685. $5,291 was reclassified from derivative liabilities to additional paid-in capital on conversion.

h)	On June 1, 2015, the Company issued 1,485,776 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $17,235. $14,633 was reclassified from derivative liabilities to additional paid-in capital on conversion.

i)	On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(e), with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

j)	On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(f), with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

k)	On June 16, 2015, the Company issued 1,226,538 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $15,945. $12,237 was reclassified from derivative liabilities to additional paid-in capital on conversion.

9.	Commitment

On February 16, 2015, the Company entered into a lease agreement for a six month terms commencing on March 1, 2015. The Company will have three consecutive options to renew the lease for an additional six months each. Pursuant to the agreement the Company has agreed to pay monthly amounts of $1,092 plus applicable sales taxes and pay a deposit of $2,668 consisting of the first month’s rent and a $1,500 security deposit.

EXCELSIS INVESTMENTS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

10.	Subsequent Events

a)	On July 7, 2015, the Company issued 1,485,632 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(c), with a book value of $12,925.

b)	On July 8, 2015, the Company issued 1,760,111 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(e), with a book value of $15,841.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015 $	December 31, 2014 $
Current Assets	166,591	313,516
Current Liabilities	1,740,155	1,484,369
Working Capital (Deficit)	(1,573,564)	(1,170,853)

Cash Flows

	June 30, 2015 $	June 30, 2014 $
Cash Flows used in Operating Activities	(135,528)	(344,862)
Cash Flows provided from Investing Activities	Nil	Nil
Cash Flows provided from Financing Activities	Nil	298,200
Net Decrease in Cash During Period	(135,528)	(46,662)

Operating Revenues

During the six months ended June 30, 2015, the Company earned revenues from continuing operations of $509,452 compared with revenues of $nil during the six months ended June 30, 2014. The increase in revenues and gross profit margin is due to the fact that the Company earned revenues from services relating to net revenue earned from a related party for receipts on accounts purchased with 30% equity interest during the fiscal year as well as sales of a new product. For the period ended June 30, 2015, the Company recorded a gross margin of $374,358 or 73.48% compared to $nil during the period ended June 30, 2014. During the six months ended June 30, 2015, the Company incurred cost of revenues relating to engineering costs as well as costs of inventory.

Operating Expenses and Net Loss

Continuing Operations

During the six months ended June 30, 2015, the Company incurred operating expenses from continuing operations of $515,512 compared with $455,293 during the six months ended June 30, 2014. The increase in operating expenses from continuing operations were due to $72,975 for amortization, $113,229 of payroll costs as the Company incurred more salaries and benefits to management and employees of the Company, and $80,509 for general and administrative costs due to increased overall office costs as compared to prior year, offset by a decrease in transfer agent fees of $243, $193,953 for consulting, and $12,298 for professional fees.

Discontinued Operations

During the six months ended June 30, 2015, the Company incurred a net loss from discontinued operations of $nil compared to a net loss of $33,620 during the six months ended June 30, 2015. The decrease in net loss for discontinued operations was due to the fact that the Company disposed of the Career Start on November 5, 2014 and thus did not generate any sales revenue from its Career Start subsidiaries during the six months ended June 30, 2015 compared with revenues of $4,085,502 and a gross margin of $488,391 or 11.95% during the six months ended June 30, 2015. As the Company disposed of the Career Start business on November 5, 2014, the overall operating expense decreased from $522,011 for the six months ended June 30, 2014 to $nil during the six months ended June 30, 2015.

Net Income (Loss)

For the six months ended June 30, 2015, the Company had a net loss of $719,412 and basic and diluted net loss per share of $0.02. During the six months ended June 30, 2015, the Company did not record any income or loss from discontinued operations as the Career Start business was disposed of on November 5, 2014. In addition to operating expenses from continuing operations, the Company also incurred a loss of $278,562 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, $3,061 gain related to the forgiveness of debt, and a make whole gain of $239,683, offset by interest expense of $542,440 relating to interest charges incurred on its convertible debentures. During the six months ended June 30, 2014, the Company incurred net income from continuing operations of $229,932 and overall net income of $196,312, with the difference relating to discontinued operations as discussed above. The increase in net loss for the period ended June 30, 2015 was due to a decrease in gain of change in fair value of derivative liabilities of $931,815 related to the conversion of the convertible debentures, decrease in gain on forgiveness of convertible debt of 166,665, and an increase in interest expense of $404,686, offset by an increase of make whole gain of $239,683 when compared to the amounts recorded in June 30, 2014.

Liquidity and Capital Resources

As at June 30, 2015, the Company had cash of $53,576 and total current assets of $166,591 compared with cash of $189,104 and total current assets of $313,516 at December 31, 2014. The decrease in cash is due to the fact that the Company has incurred more cash for operating activities relating to overhead costs relating to the business operations of the Company. The decrease in total current assets is due to decreases in cash as noted above, accounts receivable – related party, and deferred financing costs, offset by increases in accounts receivable, which is primarily due to a timing difference between the revenue transaction date and the collection of revenues.

The overall working capital deficit increased from $1,170,853 at December 31, 2014 to $1,573,564 at June 30, 2015 due in part to the fact that the Company had a derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

As at June 30, 2015, the Company had a cash balance of $53,576 and total assets of $486,714 compared with $189,104 of cash and total assets of $706,614 as at December 31, 2014. The decrease in total assets is due to the factors impacting current assets as noted above as well as a decrease in intangible assets related to amortization.

Cash flow from Operating Activities

During the six months ended June 30, 2015, the Company used $135,528 of cash for operating activities, which is reflective of the cash used for day-to-day business operations. Comparatively, the Company used cash of $344,862 during the six months ended June 30, 2014. The decrease in the use of cash is due to a lower level of operating cash needs for the Company’s operating activities in the current period compared to the prior year.

Cash flow from Investing Activities

During the six months ended June 30, 2015 and June 30, 2014, the Company received no cash from investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2015, the Company received no cash from financing activities, compared with cash proceeds of $298,200 during the six months ended June 30, 2014 from the issuance of convertible debentures.

Convertible Promissory Note

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2015, accrued interest of $nil (December 31, 2014 - $5,022) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities. On August 4, 2014, the Company issued 4,081,633 common shares for the conversion of $20,000 of this debenture. On September 26, 2014, the Company issued 5,000,000 common shares for the conversion of $15,000 of this debenture. On November 28, 2014, 2014, the Company issued 6,666,667 common shares for the conversion of $10,000 of this debenture On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 of this debenture along with accrued interest of $2,120. During the six months ended June 30, 2015, the Company had amortized $18,146 (June 30, 2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2015, accrued interest of $11,104 (December 31, 2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended June 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest. During the period ended June 30, 2015, the Company had amortized $1,029 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $26,500 (December 31, 2014 - $51,971) and the fair value of the derivative liability was $31,049 (December 31, 2014 - $37,823). During the six months ended June 30, 2015, the Company amortized $21 in financing costs (2014 - $1,028).

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at June 30, 2015, accrued interest of $10,202 (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the period ended June 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $41,526 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $79,500 (December 31, 2014 - $11,474) and the fair value of the derivative liability was $74,691 (December 31, 2014 - $54,348). During the six months ended June 30, 2015, the Company amortized $823 in financing costs (2014 - $184).

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $1,479 (December 31, 2014 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $88,357 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $375,000 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $208,809 (December 31, 2014 - $84,615).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,164 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $12,752 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the six months ended June 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $38,257 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $50,691 (December 31, 2014 - $50,071). During the six months ended June 30, 2015, the Company amortized $285 in financing costs (2014 - $12).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,164 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the six months ended June 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $38,257 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $50,691 (December 31, 2014 - $50,071). During the six months ended June 30, 2015, the Company amortized $285 in financing costs (2014 - $12).

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company’s common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, accrued interest of $6,309 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company had amortized $47,044 (2014 – $nil) of the debt discount to interest expense. As at June 30, 2015, the carrying value of the debenture was $75,000 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $92,783 (December 31, 2014 - $50,031).

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts receivable – related party, accounts payable and accrued liabilities, accounts payable – related party, loan payable, amount due to related party, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no change in our internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17 day of August, 2015.

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