Form 10-Q
period 2015-09-30
EXCELSIS INVESTMENTS INC.
filed 2015-11-23
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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
53,811,162 as of November 20, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

Financial Statements

(Expressed in US dollars)

September 30, 2015 (unaudited) and December 31, 2014

Financial Statement Index

Balance Sheets (unaudited)	F–1

Statements of Operations (unaudited)	F–2

Statements of Cash Flows (unaudited)	F–3

Notes to the Financial Statements (unaudited)	F–4

EXCELSIS INVESTMENTS, INC.
Balance Sheets

	September 30, 2015 $	December 31, 2014 $
	(unaudited)

ASSETS

Cash	112,766	189,104
Accounts receivable	97,851	17,500
Accounts receivable – related party	24,500	87,500
Prepaid expenses	1,525	1,525
Inventory	102,451	16,184
Deferred financing costs	–	1,703

Total Current Assets	339,093	313,516

Intangible assets, net	283,030	393,098

Total Assets	622,123	706,614

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	172,425	158,842
Accounts payable – related party	43,698	7,490
Derivative liabilities	439,916	347,672
Loan payable	176,645	120,000
Due to related parties	24,433	85,724
Liability for shares issuable – related party	40,990	513,101
Convertible debentures, net of unamortized discount of $nil and $271,460	488,258	251,540

Total Current Liabilities	1,386,365	1,484,369

Loans payable - related party	75,000	75,000

Total Liabilities	1,461,365	1,559,369

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 53,811,162 and 26,466,311 common shares, respectively	53,812	26,466

Additional paid-in capital	1,418,528	1,018,802

Accumulated deficit	(2,312,582)	(1,899,023)

Total Stockholders' Deficit	(839,242)	(852,755)
Total Liabilities and Stockholders' Deficit	622,123	706,614

The accompanying notes are an integral part of these unaudited financial statements)

EXCELSIS INVESTMENTS, INC.
Statements of Operations
           (unaudited)

	Three months ended September 30, 2015 $	Three months ended September 30, 2014 $	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $

Revenue of goods	193,173	120	244,163	120
Revenue of goods – related party	–	10,000	10,000	10,000
Revenue of services	–	4,944	23,862	4,944
Revenue of services – related party	191,000	150,000	615,600	150,000
Cost of goods sold	(29,935)	(5)	(40,829)	(5)
Cost of goods – related party	–	(2,700)	(2,700)	(2,700)
Cost of service – related party	(11,050)	–	(132,550)	–

Gross Margin	343,188	162,359	717,546	162,359

Operating Expenses

Amortization	37,093	–	110,068	–
Compensation	–	3,320	–	3,320
Consulting	70,195	9,390	127,334	260,482
General and administrative	140,863	81,589	328,975	189,192
Impairment of goodwill	–	198,834	–	198,834
Payroll	60,027	77,457	193,527	97,727
Professional fees	7,750	10,954	71,291	86,793
Research and development	–	102,035	–	102,035
Transfer agent fees	205	113	450	601

Total Operating Expenses	316,133	483,692	831,645	938,984

Income (Loss) Before Other Income (Expense)	27,055	(321,333)	(114,099)	(776,625)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(11,297)	(1,319)	(289,859)	651,934
Gain on forgiveness of convertible debt	88,554	–	91,615	169,726
Interest expense	(30,887)	(57,884)	(573,327)	(195,638)
Make whole gain	232,428	–	472,111	–

Total Other Income (Expense)	278,798	(59,203)	(299,460)	626,022

Net Income (Loss) from Continuing Operations	305,853	(380,536)	(413,559)	(150,603)

Discontinued Operations

Net loss from discontinued operations	–	(5,192)	–	(38,813)

Net Income (Loss)	305,853	(385,728)	(413,559)	(189,416)

Net Earnings per Share
Net income (loss) – Basic	0.01	(0.02)	(0.01)	(0.01)
Net income (loss) – Diluted	(0.00)	(0.01)	(0.00)	(0.00)
Continuing operations – Basic	0.01	(0.02)	(0.01)	(0.01)
Continuing operations – Diluted	(0.00)	(0.01)	(0.00)	(0.00)
Discontinued Operations – Basic and Diluted	–	(0.00)	–	(0.00)

Weighted Average Shares Outstanding
Basic	49,430,094	19,904,464	37,482,725	19,721,766
Diluted	93,175,856	19,904,464	37,482,725	19,721,766

The accompanying notes are an integral part of these unaudited financial statements)

EXCELSIS INVESTMENTS INC.
Statement of Cashflows
(unaudited)

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	$		$
Operating Activities

Net loss for the period		(413,559)		(150,603)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture		271,460		167,211
Amortization of customer list		110,068		–
Amortization of deferred financing costs		1,703		6,418
Default penalty on convertible debenture		228,505		–
Make whole gain		(472,111)		–
Gain on forgiveness of debt		(91,615)		(169,726)
Impairment of goodwill		–		198,834
Imputed interest		4,488		–
Issuance of debt for services		–		250,000
Issuance of shares for services		15,000		330
Loss (gain) on change in fair value of derivative liabilities		289,859		(651,934)
Shares to be issued for compensation		–		3,320

Changes in operating assets and liabilities:

Accounts receivable		(80,351)		–
Accounts receivable – related party		63,000		(10,000)
Inventory		(86,267)		(24,295)
Accounts payable and accrued liabilities		51,920		45,458
Accounts payable and accrued liabilities – related parties		36,208		–
Due to related parties		(61,291)		276,000

Net cash used in operating activities		(132,983)		(58,987)

Financing Activities

Proceeds from issuance of convertible debentures, net of financing fees		–		298,200
Proceeds from issuance of loan payable		67,000		75,000
Repayments of loan payable		(10,355)		–

Net cash provided by financing activities		56,645		373,200

Discontinued Operations:

Operating activities		–		(425,816)

Decrease in cash		(76,338)		(111,603)

Cash, beginning of period		189,104		227,502

Cash, end of period		112,766		115,899

Non-cash transactions

Fair value of shares to be issued for acquisition of intangible assets		–		441,884
Common shares issued for convertible notes and accrued interest		209,969		35,000
Reclassification of derivative liability to APIC		197,615		24,681
Recognition of debt discount due to derivative		–		101,546

Supplemental Disclosures

Interest paid		–		–
Income tax paid		–		–

The accompanying notes are an integral part of these unaudited financial statements)

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

1.              Nature of Operations and Going Concern

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2015, the Company has a working capital deficit of $1,047,272 and an accumulated deficit of $2,312,582. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)             Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

d)             Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)              Accounts Receivable

Accounts receivable represents amounts owed from customers Stealth Card orders and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of September 30, 2015 and December 31, 2014, the Company had no allowances for doubtful accounts.

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

g)              Goodwill

Goodwill is carried at cost less impairment. On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets. During the year ended December 31, 2014, the Company recorded a full impairment of its goodwill account of $198,834 as the Company sold its interest in Career Start Inc, and Career Start Management. As at September 30, 2015 and December 31, 2014, the Company had no amount recorded for goodwill.

h)              Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years. During the nine months ended September 30, 2015, the Company incurred $110,068 (2014 - $nil) in amortization expense.

EXCELSIS INVESTMENTS, INC.
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

j)               Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2015 and December 31, 2014, the Company had 43,745,762 and 2,898,983 potentially dilutive common shares, respectively.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	112,766	–	–	–
Liabilities for share issuable – related party	(40,990)	–	–	472,111
Derivative liabilities	–	–	(439,916)	(289,859)

Total	71,776	–	-439,916	182,252

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014 on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	189,104	–	–	–
Liabilities for share issuable – related party	(513,101)	–	–	(514,386)
Derivative liabilities	–	–	(347,672)	672,095

Total	(323,997)	–	(347,672)	157,709

EXCELSIS INVESTMENTS, INC.
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

Statement of Operations:
	For the three months ended September 30, 2015 $	For the three months ended September 30, 2014 $	For the nine months ended September 30, 2015 $	For the nine months ended September 30, 2014 $

Revenues	–	–	–	4,085,502
Cost of Sales	–	(1,121)	–	(3,598,232)

Gross Margin	–	(1,121)	–	487,270

Operating Expenses

General and administrative	–	4,071	–	213,969
Payroll	–	–	–	309,930
Professional fees	–	–	–	2,184

Total Operating Expenses	–	4,071	–	526,083

Net Income (loss) from Discontinued Operations	–	(5,192)	–	(38,813)

4.            Convertible Debentures

a)	On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

4.            Convertible Debentures (continued)

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain of $3,061 for accrued interest forgiven.

b)	On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $3,264) has been recorded in accounts payable and liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest and had amortized $1,029 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $51,971) and the fair value of the derivative liability was $nil (December 31, 2014 - $37,823). The Company recognized a gain in $26,500 and $11,104 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $21 in financing costs (2014 - $975).

c)	June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 7,258,977 common shares for the conversion of $53,000 and $4,240 of accrued interest and had amortized $41,526 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $11,474) and the fair value of the derivative liability was $nil (December 31, 2014 - $54,348). The Company recognized a gain in $26,500 and $9,040 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $823 in financing costs (2014 - $996).

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

4.            Convertible Debentures (continued)

d)	On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $18,560 (December 31, 2014 -$nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company had amortized $88,357 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $375,000 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $270,797 (December 31, 2014 - $84,615).

e)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 18% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $12,752 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 5,830,671 common shares for the conversion of $50,000 and $3,994 of accrued interest and had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $3,348) and the fair value of the derivative liability was $nil (December 31, 2014 - $50,071). The Company recognized a gain of $12,752 and $2,658 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $285 in financing costs (2014 - $152).

f)	On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $8,180 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

4.            Convertible Debentures (continued)

December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the nine months ended September 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $38,258 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $59,751 (December 31, 2014 - $50,071). During the nine months ended September 30, 2015, the Company amortized $285 in financing costs (2014 - $152).

g)	On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $9,999 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan.  During the nine months ended September 30, 2015, the Company had amortized $47,044 (2014 – $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $75,000 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $109,368 (December 31, 2014 - $50,031). During the nine months ended September 30, 2015, the Company amortized $288 in financing costs (2014 - $152).

5.            Derivative Liabilities

The Company records the fair value  of the conversion price of the convertible debentures disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended September 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $289,859 (December 31, 2014 – gain of $672,095). As at September 30, 2015, the Company recorded a derivative liability of $439,916 (December 31, 2014 - $347,672).

The following inputs and assumptions were used to value the convertible debenture outstanding during the period ended September 30, 2015:

·	The range of stock prices for the valuation of the derivative instruments at September 30, 2015 ranged from $0.0144 to $0.018 per share of common stock.
·	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.
·	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.
·	The projected annual volatility for each valuation period based on the historic volatility of the Company 341% - 444%
·	Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.007 (rounded) for the convertible debentures.

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

5.            Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

	$

Balance, December 31, 2013		653,253
Day one loss on date notes become convertible		9,542
Debt discount		401,888
Reclass of derivative to APIC		(35,374)
Gain in change in fair value of the derivative		(28,384)
Gain on write-off of derivative due to debt forgiven		(653,253)

Balance, December 31, 2014		347,672
Reclass of derivative to APIC		(197,615)
Loss in change in fair value of the derivative		289,859

Balance, September 30, 2015 (unaudited)		439,916

6.            Related Party Transactions

a)	As at September 30, 2015, the Company was owed $24,500 (December 31, 2014 - 87,500) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at September 30, 2015, the Company owed $13,370 (December 31, 2014 - $36,574) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at September 30, 2015, the Company owed $11,063 (December 31, 2014 - $49,150) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)	As at September 30, 2015, the Company recorded a liability for shares issuable of $40,990 (December 31, 2014 - $513,101) relating to 2,846,553 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended September 30, 2015, the Company recorded $472,111 as a gain in the fair value of the shares issuable to the significant shareholder.

e)	As at September 30, 2015, the Company owed $75,000 (December 31, 2014 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 7(a).

f)	During the nine months ended September 30, 2015, the Company generated revenues of $615,600 (2014 – $nil), revenue of goods of $10,000 (2014 - $nil), and $2,700 of cost of goods sold (2014 - $nil) to a significant shareholder.

g)	During the nine months ended September 30, 2015, the Company incurred payroll expense of $193,527 (2014 - $97,727) to management and officers of the Company.

h)	During the nine months ended September 30, 2015, the Company incurred engineering expense of $132,550 (2014 - $nil) to a company owned by the mother of the President of the Company, which was included in cost of goods sold. As at September 30, 2015, the Company owed $43,698 (December 31, 2014 - $7,490) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

7.            Loans Payable

a)	On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and charge backs) with the installments to begin once the Company has received the gross proceeds of $175,000. As at September 30, 2015, the Company had received loan proceeds of $75,000 (December 31, 2014 - $75,000). During the nine months ended September 30, 2015, the Company recorded imputed interest of $4,488 (2014 - $nil).

b)	At September 30, 2015, Company owes $56,645 (December 31, 2014 - $nil) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in instalments of $792 payable on each business day.

c)	At September 30, 2015, the Company owes $120,000 (December 31, 2014 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

8.            Common Shares

a)	On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(a), with a book value of $19,120. $17,589 was reclassified from derivative liabilities to additional paid-in capital on conversion.

b)	On January 29, 2015, the Company approved a ten-for-one reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

c)	On March 13, 2015, the Company issued 1,400,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $2,380. $1,791 was reclassified from derivative liabilities to additional paid-in capital on conversion.

d)	On April 28, 2015, the Company issued 1,414,286 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $1,980. $1,486 was reclassified from derivative liabilities to additional paid-in capital on conversion.

e)	On May 4, 2015, the Company issued 1,414,706 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(b), with a book value of $4,810. $3,720 was reclassified from derivative liabilities to additional paid-in capital on conversion.

f)	On May 6, 2015, the Company issued 1,415,116 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $6,085. $4,705 was reclassified from derivative liabilities to additional paid-in capital on conversion.

g)	On May 20, 2015, the Company issued 1,485,556 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $6,685. $5,291 was reclassified from derivative liabilities to additional paid-in capital on conversion.

h)	On June 1, 2015, the Company issued 1,485,776 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $17,235. $14,633 was reclassified from derivative liabilities to additional paid-in capital on conversion.

i)	On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(e), with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

j)	On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(f), with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

k)	On June 16, 2015, the Company issued 1,226,538 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $15,945. $12,237 was reclassified from derivative liabilities to additional paid-in capital on conversion.

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements
(unaudited)

8.            Common Shares (continued)

l)	On June 16, 2015, the Company issued 1,226,538 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(b), with a book value of $15,945. $12,237 was reclassified from derivative liabilities to additional paid-in capital on conversion.

m)	On July 7, 2015, the Company issued 1,485,632 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(c), with a book value of $12,925. $11,477 was reclassified from derivative liabilities to additional paid-in capital on conversion.

n)	On July 8, 2015, the Company issued 1,760,111 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(e), with a book value of $15,841. $18,857 was reclassified from derivative liabilities to additional paid-in capital on conversion.

o)	On July 9, 2015, the Company issued 500,000 common shares for financial advisory services upon execution of an advisory agreement with a non related party. The shares were recorded at their fair value of $15,000 based on the closing market price on the date of the agreement. Refer to Note 9(b).

p)	On July 23, 2015, the Company issued 1,363,636 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(c), with a book value of $12,000. $10,788 was reclassified from derivative liabilities to additional paid-in capital on conversion.

q)	On July 30, 2015, the Company issued 2,069,335 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(e), with a book value of $13,658. $11,789 was reclassified from derivative liabilities to additional paid-in capital on conversion.

r)	On August 19, 2015, the Company issued 2,261,538 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(c), with a book value of $14,700. $13,535 was reclassified from derivative liabilities to additional paid-in capital on conversion.

s)	On September 16, 2015, the Company issued 2,148,171 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(c), with a book value of $17,615. $13,649 was reclassified from derivative liabilities to additional paid-in capital on conversion

9.            Commitment

a)	On February 16, 2015, the Company entered into a lease agreement for a six month term commencing on March 1, 2015. The Company will have three consecutive options to renew the lease for an additional nine months each. Pursuant to the agreement the Company has agreed to pay monthly amounts of $1,092 plus applicable sales taxes and pay a deposit of $2,668 consisting of the first month's rent and a $1,500 security deposit.

b)	On July 9, 2015, the Company entered into a advisory agreement for financial advisory services for a twelve month term commencing on the execution of the agreement. The Company is to compensate the advisor through the issuance of 2,000,003 common stock as follows:

-            500,000 shares upon execution of the agreement (issued)
-          166,667 shares on the first day of every month, starting on November 1, 2015 to July 1, 2016

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015 $	December 31, 2014 $
Current Assets	339,093	313,516
Current Liabilities	1,386,365	1,484,369
Working Capital (Deficit)	(1,047,272)	(1,170,853)

Cash Flows

	September 30, 2015 $	September 30, 2014 $
Cash Flows used in Operating Activities	(132,983)	(58,987)
Cash Flows provided from Investing Activities	Nil	Nil
Cash Flows provided from Financing Activities	56,645	373,200
Net Decrease in Cash During Period	(76,338)	(111,603)

Operating Revenues

During the nine months ended September 30, 2015, the Company earned revenues from continuing operations of $893,625 compared with revenues of $165,064 during the nine months ended September 30, 2014.  The increase in revenues and gross profit margin is due to the fact that the Company earned increased revenues from services relating to net revenue earned from a related party for receipts on accounts purchased with 30% equity interest during the fiscal year as well as sales of a new product. For the period ended September 30, 2015, the Company recorded a gross margin of $717,546 or 80.29% compared to $162,359 during the period ended September 30, 2014. During the nine months ended September 30, 2015, the Company incurred cost of revenues relating to engineering costs as well as costs of inventory.

Operating Expenses and Net Loss

Continuing Operations

During the three months ended September 30, 2015, the Company incurred operating expenses from continuing operations of $316,133 compared with $483,692 during the three months ended September 30, 2014.  The decrease is due to a decrease in $198,834 in impairment of goodwill, $17,430 in payroll costs as the Company incurred less salaries and benefits to management and employees of the Company, $3,204 for professional fees, and $102,035 for research and development costs relating to the Company's research of the Stealth Card technology. The decrease is offset by an increase of $37,093 in amortization, $60,805 for consulting, $92 in transfer agent fees, and $59,274 for general and administrative costs due to increased overall office costs as compared to prior year.

During the nine months ended September 30, 2015, the Company incurred operating expenses from continuing operations of $831,645 compared with $938,984 during the nine months ended September 30, 2014.  The increase in operating expenses from continuing operations were due to $110,068 for amortization, $95,800 of payroll costs as the Company incurred more salaries and benefits to management and employees of the Company, and $136,463 for general and administrative costs due to increased overall office costs as compared to prior year, offset by a decrease in consulting of $133,148, $151 in transfer agent fees, $198,934 in impairment of goodwill, and $15,502 for professional fees.

Discontinued Operations

During the nine months ended September 30, 2015, the Company incurred a net loss from discontinued operations of $nil compared to a net loss of $38,813 during the nine months ended September 30, 2015.  The decrease in net loss for discontinued operations was due to the fact that the Company disposed of the Career Start on November 5, 2014 and thus did not generate any sales revenue from its Career Start subsidiaries during the nine months ended September 30, 2014 compared with revenues of $4,085,502 and a gross margin of $488,391 or 11.95% during the nine months ended September 30, 2015.  As the Company disposed of the Career Start business on November 5, 2014, the overall operating expense decreased from $526,083 for the nine months ended September 30, 2014 to $nil during the nine months ended September 30, 2015.

Net Income (Loss)

For the nine months ended September 30, 2015, the Company had a net loss of $413,559 and basic and diluted net loss per share of $0.01. During the nine months ended September 30, 2015, the Company did not record any income or loss from discontinued operations as the Career Start business was disposed of on November 5, 2014. In addition to operating expenses from continuing operations, the Company also incurred a loss of $289,859 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, $91,615 gain related to the forgiveness of debt, and a make whole gain of $472,111, offset by interest expense of $573,327 relating to interest charges incurred on its convertible debentures.  During the nine months ended September 30, 2014, the Company incurred net loss from continuing operations of $150,603 and overall net loss of $189,416, with the difference relating to discontinued operations as discussed above.  The increase in net loss for the period ended September 30, 2015 was due to a increase in loss of change in fair value of derivative liabilities of $941,793 related to the conversion of the convertible debentures, decrease in gain on forgiveness of convertible debt of $78,111, and an increase in interest expense of $377,689, offset by an increase of make whole gain of $472,111 when compared to the amounts recorded in September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2015, the Company had cash of $112,766 and total current assets of $339,093 compared with cash of $189,104 and total current assets of $313,516 at December 31, 2014. The decrease in cash is due to the fact that the Company has incurred more overhead costs for operating activities relating to the business operations of the Company. The increase in total current assets is due to increase in inventory and accounts receivable primarily due to a timing difference between the revenue transaction date and the collection of revenues, offset by decreases in accounts receivable – related party and deferred financing costs.

The overall working capital deficit decreased from $1,170,853 at December 31, 2014 to $1,047,272 at September 30, 2015 due in part to the fact that the Company had a derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

As at September 30, 2015, the Company had a cash balance of $112,766 and total assets of $622,123 compared with $189,104 of cash and total assets of $706,614 as at December 31, 2014. The decrease in total assets is due to the factors impacting current assets as noted above as well as a decrease in intangible assets related to amortization.

Cashflow from Operating Activities

During the nine months ended September 30, 2015, the Company used $132,983 of cash for operating activities, which is reflective of the cash used for day-to-day business operations.   Comparatively, the Company used cash of $58,987 during the nine months ended September 30, 2014. The decrease in the use of cash is due to a lower level of operating cash needs for the Company's operating activities in the current period compared to the prior year.

Cashflow from Investing Activities

During the nine months ended September 30, 2015 and September 30, 2014, the Company received no cash from investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2015, the Company received $56,645 of cash proceeds from financing activities, compared with cash proceeds of $373,200 during the nine months ended September 30, 2014 from the issuance of convertible debentures and loan payable.

Convertible Promissory Notes

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

ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2014, the Company included a penalty of $9,000 in interest expense for the additional amount payable due to defaulting on the loan. During the six months ended June 30, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,000) and the fair value of the derivative liability was $nil (December 31, 2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest and had amortized $1,029 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $51,971) and the fair value of the derivative liability was $nil (December 31, 2014 - $37,823). The Company recognized a gain in $26,500 and $11,104 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $21 in financing costs (2014 - $975).

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $53,000. On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $26,500 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 7,258,977 common shares for the conversion of $53,000 and $4,240 of accrued interest and had amortized $41,526 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $11,474) and the fair value of the derivative liability was $nil (December 31, 2014 - $54,348). The Company recognized a gain in $26,500 and $9,040 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $823 in financing costs (2014 - $996).

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $18,560 (December 31, 2014 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company had amortized $88,357 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $375,000 (December 31, 2014 - $161,443) and the fair value of the derivative liability was $270,797 (December 31, 2014 - $84,615).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 18% per annum. As at September 30, 2015, accrued interest of $nil (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the six months ended June 30, 2015, the Company included a penalty of $12,752 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 5,830,671 common shares for the conversion of $50,000 and $3,994 of accrued interest and had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $3,348) and the fair value of the derivative liability was $nil (December 31, 2014 - $50,071). The Company recognized a gain in $12,752 and $2,658 for the default penalty and accrued interest forgiven, respectively. During the nine months ended September 30, 2015, the Company amortized $285 in financing costs (2014 - $152).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $8,180 (December 31, 2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the nine months ended September 30, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the nine months ended September 30, 2015, the Company had amortized $46,652 (2014 - $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $38,258 (December 31, 2014 - $3,348) and the fair value of the derivative liability was $59,751 (December 31, 2014 - $50,071). During the nine months ended September 30, 2015, the Company amortized $285 in financing costs (2014 - $152).

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, accrued interest of $9,999 (December 31, 2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000. On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the nine months ended September 30, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan.  During the nine months ended September 30, 2015, the Company had amortized $47,044 (2014 – $nil) of the debt discount to interest expense. As at September 30, 2015, the carrying value of the debenture was $75,000 (December 31, 2014 - $2,956) and the fair value of the derivative liability was $109,368 (December 31, 2014 - $50,031). During the nine months ended September 30, 2015, the Company amortized $288 in financing costs (2014 - $152).

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

There was no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2015.

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