Form 10-K
period 2015-12-31
EXCELSIS INVESTMENTS INC.
filed 2016-04-14
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Commission file number 000-54635

EXCELSIS INVESTMENTS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2758155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015: $76,009.

As of March 29, 2016, 62,422,604 shares of the registrant's common stock were outstanding.

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

We have launched our first consumer product in this category, the Stealth Card, designed to protect the EMV chip in a consumer's credit card from "electronic pickpocketing" that uses a smartphone, credit card reader, or RFID antenna to remotely access data stored on the consumer's EMV "Smartchip".  This data includes an individual's credit card number, name, and provides the potential criminal with access to a card's EMV frequency, which allows them to use a card "skimmer" to make transactions on a consumer's credit card without ever taking physical possession. Due to these sophisticated new threats, Mobile Dynamic Marketing Inc has focused on building an array of technology around protecting the consumer's data from current and future potentially compromising events.

Competition

The identity theft industry and associated products is a large and fragmented market which has many competitors with larger financial resources than us. Our differentiating factor is our proprietary Stealth Card and associated proprietary compound and design. Our single card solution differentiates from our competitors who are all line of sight based products. As such, we intend to make our presence known in the industry by establishing marketing campaigns and relationships based on our physical product to attract customers.

Patents and Trademarks

Currently, our Trademark was changed to Notice of Allowance – Issued. This trademark is based off the Stealth logo and brand in the identity theft space. Additionally, we have several provisional and non-provisional patent applications filed in the identity theft and data protection markets.

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

Our Office

We lease space for our offices that are located 801 West Bay Drive, Suite 470, Largo, Florida 33770 and our telephone number is (727) 330-2731. We lease our offices from Candia West Bay LLC pursuant to a written lease dated December 1, 2012. The term of our lease is month-to-month. Our monthly rent is $1,092.

Convertible Promissory Notes

On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $5,022) has been recorded in accounts payable and accrued liabilities.

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $nil (2014 - $9,000) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $17,000) and the fair value of the derivative liability was $nil (2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest and had amortized $1,029 (2014 - $54,050) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $51,971) and the fair value of the derivative liability was $nil (2014 - $37,823). The Company recognized a gain in $11,104 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $21 in financing costs (2014 - $2,979).

On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company issued 7,258,977 common shares for the conversion of $53,000 and $4,240 of accrued interest and had amortized $41,526 (2014 - $11,474) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $11,474) and the fair value of the derivative liability was $nil (2014 - $54,348). The Company recognized a gain in $9,040 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $823 in financing costs (2014 - $2,176).

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $36,416 (2014 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company had amortized $88,357 (2014 - $6,720) of the debt discount to interest expense. As December 31, 2015, the carrying value of the debenture was $375,000 (2014 - $161,443) and the fair value of the derivative liability was $304,860 December 31, (2014 - $84,615). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the convertible debt.

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 18% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company issued 5,830,671 common shares for the conversion of $50,000 and $3,994 of accrued interest and had amortized $46,652 (2014 - $2,966) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $3,348) and the fair value of the derivative liability was $nil (2014 - $50,071). The Company recognized a gain in $2,658 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $285 in financing costs (2014 - $315).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $10,267 (2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the year ended December 31, 2015, the Company had amortized $46,652 (2014 - $2,966) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $38,258 (2014 - $3,348) and the fair value of the derivative liability was $65,853 (2014 - $50,071). During the year ended December 31, 2015, the Company amortized $285 in financing costs (2014 - $315). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the convertible debt.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $13,854 (2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan.  During the year ended December 31, 2015, the Company had amortized $47,044 (2014 – $2,420) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $75,000 (2014 - $2,956) and the fair value of the derivative liability was $120,536 (2014 - $50,031). During the year ended December 31, 2015, the Company amortized $288 in financing costs (2014 - $312). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the convertible debt.

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

ITEM 2.                          PROPERTIES.

We own no properties.

ITEM 3.                          LEGAL PROCEEDINGS.

On February 1, 2016, a suit was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Scanner Guard Corporation, plaintiff vs. Excelsis Investments, Inc., International Marketing Group, Inc., and Mobile Dynamic Marketing, Inc., defendants, Case No. 2:16-cv-00516-JCJ alleging that the defendants violated portions of the Lanham Act and Florida's Deceptive and Unfair Trade Practices Act by dissemination false advertising and misrepresentations regarding certain products.  We have retained counsel in this matter and intend to defend the same.

On February 19, 2016, a default judgment was rendered against us in the Superior Court of the State of California, County of San Diego, Central Division, Hall of Justice, captioned George Sharp v. Xumanii, et al., Case No. 37-2013-00048310 in the amount of $19,700.  We were never served with process in the case and if the plaintiff attempts to enforce the judgment in the State of Florida we intend to defend the same based upon a lack of service of process.  The suit relates to alleged activities that took place prior to the time that our current management became affiliated with us.

On February 22, 2016, a suit was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, captioned The Marketing Source, Inc., plaintiff vs. Mobile Dynamic Marketing Inc. and Excelsis Investments, Inc. Case No. 2016-000823-CI alleging that we breached the terms of an agreement and seeks damages, an accounting, and an injunction.  We have retained counsel in this matter and intend to defend the same vigorously.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol "EXSL". The shares of common stock began trading in the first quarter of 2011. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter: 10/01/15 to 12/31/15	0.035	0.001
Third Quarter: 07/01/15 to 09/30/15	0.034	0.001
Second Quarter: 04/01/15 to 06/30/15	0.043	0.004
First Quarter: 01/01/15 to 03/31/15	0.003	0.003
Fiscal Year –2014	High Bid	Low Bid
Fourth Quarter: 10/01/14 to 12/31/14	0.068	0.021
Third Quarter: 07/01/14 to 09/30/14	0.124	0.051
Second Quarter: 04/01/14 to 06/30/14	0.131	0.057
First Quarter: 01/01/14 to 03/31/14	0.123	0.025

Holders

On April 12, 2016, we had 20 shareholders of record of our common stock.

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

Action Stock Transfer Inc.
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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2015 $	December 31, 2014 $
Current Assets	1,193,612	313,516
Current Liabilities	2,801,238	1,484,369
Working Capital (Deficit)	(1,607,626)	(1,170,853)

Cash Flows

	Year ended December 31, 2015 $	Period ended December 31, 2014 $
Cash Flows from (used in) Operating Activities	179,588	(411,598)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	19,491	373,200
Net Increase (decrease) in Cash During Period	199,079	(38,398)

Operating Revenues

During the year ended December 31, 2015, the Company revenues from continuing operations of $2,254,318 compared to $686,720 for the year ended December 31, 2014. The increase is due to the fact that the Company increased its revenue from the sale of its stealth cards from prior year. For the year ended December 31, 2015, the Company earned gross margin of $1,827,184 or 81.05% compared to $444,511 or 64.73% during the year ended December 31, 2014. During the year ended December 31, 2015, the Company incurred less cost of revenues relating to engineering costs in comparison to prior year.

Operating Expenses and Net Loss

During the year ended December 31, 2015, the Company incurred operating expenses of $1,693,442 compared to $1,404,111 for the year ended December 31, 2014. The increase in operating expenses is attributed to the fact that the Company increased operations during the year and required more overhead costs to support operations including an increase in general and administrative costs of $433,947. Furthermore, the Company had an increase in labor costs such as payroll costs of $12,569 and amortization of customer list of $98,374. The Company had a decrease of $49,172 in consulting fees, $7,553 in professional fees related to accounting, audit, and legal fees with respect to the Company's SEC reporting requirements and filings.

During the year ended December 31, 2014, the Company disposed of its wholly owned subsidiary Career Start Inc. The Company had no such transaction during fiscal 2015. As a result, the Company did not have any net income from discontinued operations for the year ended December 31, 2015 in comparison to $173,143 for the year ended December 31, 2014, which was offset by a loss of $55,714 on disposal of the subsidiary.

For the year ended December 31, 2015, the Company recorded a net loss of $1,055,350 or $0.02 loss per share, compared with a net loss of $821,944 or $0.04 loss per share. In addition to revenues, operating expenses, and discontinued operations, the Company recorded a loss of $341,192 (2014 – gain of  $672,095) relating to the fair value of the derivative liabilities with respect to the conversion feature of the convertible debenture. The Company also incurred interest expense of $535,931 (2014 - $307,208) relating to interest costs on the Company's short-term and long-term debt financings. In addition, the Company also recorded a gain on forgiveness of debt of $25,863 (2014 - $169,726) for the forgiveness of debt. The amount forgiven in 2015 related to accrued interest forgiven on convertible debentures dated January 23, 2014, March 25, 2014, June 13, 2014, and June 23, 2014. The amount forgiven in fiscal 2014 related to the December 6, 2012 convertible debenture of $150,000 plus accrued interest. In addition, the Company recorded $318,132 (2015 - $514,386) for make whole expenses related to shares to be issued to a related party in respect to the acquisition of intangible assets.

Liquidity and Capital Resources

As at December 31, 2015, the Company had cash of $388,183 and total current assets of $1,193,612 compared with cash of $189,104 and total current assets of $313,516 at December 31, 2014. The increase in cash is attributed to revenue from general operations and sales as well as financing activities. In addition to the increase in cash, the increase in total current assets is due to a increase in $389,731 in receivables for revenue generated by the Company, $784 in prepaid expense, $374,705 in inventory, offset by $82,500 for accounts receivable - related party and $1,703 for deferred financing costs.

As at December 31, 2015, the Company had total current liabilities of $2,801,238 compared to $1,484,369 at December 31, 2014. The increase in total current liabilities was attributed to an increase of $398,747 in accounts payable and accrued liabilities, $237,780 in accounts payable – related party, $143,577 in derivative liabilities relating to the fair value of the conversion feature on the convertible debenture, $19,491 in loans payable, $318,132 in liability for share issuable – related party, and $236,718 for convertible debentures offset by a decrease of $37,576 in due to related parties.

The overall working capital deficit increased from $1,170,853 at December 31, 2014 to $1,607,626 at December 31, 2015. The increase in working capital deficit is mainly due to the non-cash effects of the increase in the liability for shares issuable - related party and the increase to accounts payable and accrued liabilities and due to related parties.

During the year ended December 31, 2015, the Company issued 26,844,851 common shares for conversion of $209,969 of convertible debentures and accrued interest and 6,000,003 common shares for advisory financial services.

Cashflow from Operating Activities

During the year ended December 31, 2015, the Company increased cash of $179,588 from operating activities compared to using cash of $411,598 for the year ended December 31, 2014. The increase in cash from operating activities was due to the fact that the Company increased operating activities during fiscal 2015 and has generated high gross profit due to general operations.

Cashflow from Investing Activities

During the years ended December 31, 2015 and 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2015, the Company received $nil from the issuance of convertible debentures $67,000 proceeds from a loan payable to an unrelated party, and $nil proceeds from a loan payable from a related party compared with $75,000 in proceeds from loan payable from a related party during the year ended December 31, 2014. During fiscal 2015, the Company also repaid $47,509 to an outstanding loan in comparison to $nil in the year ended December 31, 2014.

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

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXCELSIS INVESTMENTS, INC.

Financial Statements
For the years ended December 31, 2015 and 2014

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Excelsis Investments, Inc.
Largo, Florida

We have audited the accompanying balance sheets of Excelsis Investments, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2015. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2016

Index to Financials

EXCELSIS INVESTMENTS, INC.
Balance Sheets

	December 31, 2015 $	December 31, 2014 $

ASSETS

Cash	388,183	189,104
Accounts receivable	407,231	17,500
Accounts receivable – related party	5,000	87,500
Prepaid expenses	2,309	1,525
Inventory	93,585	16,184
Prepaid Inventory	297,305	–
Deferred financing costs	–	1,703

Total Current Assets	1,193,612	313,516

Intangible assets, net	247,654	393,098

Total Assets	1,441,266	706,614

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	557,589	158,842
Accounts payable – related party	245,270	7,490
Derivative liabilities	491,249	347,672
Loans payable	139,491	120,000
Due to related parties	48,148	85,724
Liability for shares issuable – related party	831,233	513,101
Convertible debentures, net of unamortized discount of $nil and $271,460	488,258	251,540

Total Current Liabilities	2,801,238	1,484,369

Loan payable - related party	75,000	75,000

Total Liabilities	2,876,238	1,559,369

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 and nil preferred shares, respectively	1,000	1,000
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 59,311,165 and 26,466,311 common shares, respectively	59,311	26,466
Additional paid-in capital	1,459,090	1,018,802
Accumulated deficit	(2,954,373)	(1,899,023)

Total Stockholders' Deficit	(1,434,972)	(852,755)

Total Liabilities and Stockholders' Deficit	1,441,266	706,614

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

EXCELSIS INVESTMENTS, INC.
Statements of Operations

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Revenue of goods	1,393,355	17,861
Revenue of goods – related party	14,500	22,500
Revenue of services	23,863	26,969
Revenue of services – related party	822,600	619,390

Total revenue	2,254,318	686,720

Cost of goods sold	(290,714)	(4,741)
Cost of goods sold – related party	(3,870)	(6,075)
Cost of service	–	(17,298)
Cost of service – related party	(132,550)	(214,095)

Total costs	427,134	242,209

Gross Margin	1,827,184	444,511

Operating Expenses
Amortization	147,160	48,786
Consulting	351,773	400,945
General and administrative	800,471	366,524
Impairment of goodwill	–	198,834
Payroll	298,062	285,493
Professional fees	95,976	103,529

Total Operating Expenses	1,693,442	1,404,111

Income (loss) from operations	133,742	(959,600)

Other Income (Expense)
Gain (loss) on change in fair value of derivative liabilities	(341,192)	672,095
Gain on forgiveness of debt	25,863	169,726
Interest expense	(535,931)	(307,208)
Make whole expense	(318,132)	(514,386)
Other loss	(19,700)	–

Total Other Income (Expense)	(1,189,092)	20,227

Net Loss from Continuing Operations	(1,055,350)	(939,373)

Discontinued Operations
Loss on disposal of subsidiary	–	(55,714)
Net income from discontinued operations	–	173,143

Total Discontinued Operations	–	117,429
Net Loss	(1,055,350)	(821,944)

Net Earnings (Loss) per Share – Basic and Diluted
Net Loss	(0.02)	(0.04)
Continuing operations	(0.02)	(0.05)
Discontinued operations	–	0.01
Weighted Average Shares Outstanding – Basic and Diluted	42,638,112	20,170,185
(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

EXCELSIS INVESTMENTS, INC.
Statements of Cashflows

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Operating Activities

Net loss	(1,055,350)	(821,944)
Adjustments to reconcile net loss to net cash used in /provided by operating activities:
Amortization of discount on convertible debenture	271,460	253,921
Amortization of customer list	147,160	48,786
Amortization of deferred financing costs	1,703	9,097
Default penalty on convertible debenture	162,753	9,000
Gain on forgiveness of debt	(25,863)	(169,726)
Impairment of goodwill	–	198,834
Imputed interest	6,000	2,614
Issuance of convertible debt for services	–	250,000
Issuance of shares for services	59,550	330
Loss (gain) on change in fair value of derivative liabilities	341,192	(672,095)
Change in fair value of make whole expense - related party	318,132	1,283
Liability for shares issuable – related party	–	513,101
Changes in operating assets and liabilities:
Accounts receivable	(389,731)	70,265
Accounts receivable – related party	82,500	(87,500)
Prepaid expenses	(2,500)	2,585
Inventory	16,184	(16,184)
Prepaid Inventory	(390,889)	–
Accounts payable and accrued liabilities	437,083	(97,079)
Accounts payable – related party	237,780	93,114
Due to related parties	(37,576)	–

Net cash provided by (used) in operating activities	179,588	(411,598)

Financing Activities
Proceeds from issuance of convertible debentures, net of financing fees	–	298,200
Proceeds from issuance of loan payable	67,000	–
Proceeds from issuance of loan payable from related party	–	75,000
Repayments of loan payable	(47,509)	–

Net cash provided by financing activities	19,491	373,200

Increase (decrease) in cash	199,079	(38,398)

Cash, beginning of period	189,104	227,502

Cash, end of period	388,183	189,104

Non-cash transactions
Fair value of shares issued for the acquisition of intangible assets	–	441,884
Common shares issued for convertible notes and accrued interest	209,969	45,000
Recognition of new derivative and debt discount	–	401,888
Reclassification of derivative liability to APIC	197,614	35,374

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–
(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

EXCELSIS INVESTMENTS, INC.
Statements of Equity (Deficit)
For the years ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares #	Par Value $	Shares #	Par Value $	Capital $	Deficit $	Total $
	–	–	–	–
Balance – January 1, 2014	1,000,000	1,000	19,619,841	19,620	499,163	(1,077,079)	(557,296)

Issuance of common stock for employee bonuses	–	–	10,000	10	320	–	330

Issuance of shares upon conversion of convertible debentures	–	–	1,574,830	1,574	43,426	–	45,000

Shares received for disposal of subsidiary	–	–	(3,111,428)	(3,111)	3,111	–	–

Issuance of common stock for intangible asset	–	–	8,337,431	8,337	433,547	–	441,884

Imputed interest	–	–	–	–	2,614		2,614

Shares issued to Harmonious to maintain equity interest	–	–	35,637	36	1,247		1,283

Reclassification of derivative to APIC	–	–	–	–	35,374		35,374

Net loss for the year	–	–	–	–	–	(821,944)	(821,944)

Balance – December 31, 2014	1,000,000	1,000	26,466,311	26,466	1,018,802	(1,899,023)	(852,755)

Issuance of shares upon conversion of convertible debentures	–	–	26,844,851	26,845	183,124	–	209,969

Reclassification of derivative to APIC	–	–	–	–	197,614	–	197,614

Issuance of shares for services	–	–	6,000,003	6,000	53,550	–	59,550

Imputed interest	–	–	–	–	6,000	–	6,000

Net loss for the year	–	–	–	–	–	(1,055,350)	(1,055,350)

Balance – December 31, 2015	1,000,000	1,000	59,311,165	59,311	1,459,090	(2,954,373)	(1,434,972)

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

1.       Nature of Operations and Continuance of Business

Excelsis Investments, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC ("PubCrawl"), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 500,000 common shares of the Company.  The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company.

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

On July 13, 2013, the Company entered into a share exchange agreement with Career Start, Inc. ("Career"), a private corporation formed under the state of Florida on February 4, 2013.  Under the terms of the agreement, the Company acquired the net assets of Career in exchange for 4,714,286 common shares of the Company. The acquisition was between two related parties and has been accounted on a cost basis. On October 24, 2013, the Company effected a corporation name change to Excelsis Investments Inc.

On March 11, 2014, the Company announces its name change from Pub Crawl Holdings to Excelsis Investments, Inc.

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

On November 5, 2014, the Company entered into share exchange agreement with a former officer of the Company in regards to common shares in the Company's wholly-owned subsidiaries, Career Start, Inc ("CSI") and Career Start Management ("CSM"), private corporations incorporated in the state of Florida and New York, respectively. Under the terms of the agreement, the Company received 3,111,429 shares of the Company held by the former officer in exchange for 100% of the issued and outstanding common shares of CSI and CSM. Subsequent to the disposal of the subsidiaries, the Company has turned its focus on the development and retail of Stealth Cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information.

In June, 2015, the Company launched the sale of Stealth Cards. In addition, the company intends on releasing additional products that have been developed since the initial launch in June.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2015, the Company has a working capital deficit of $1,607,626 and an accumulated deficit of $2,954,373. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)       Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

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

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2015 and 2014, the Company had no cash equivalents.

d)       Accounts Receivable

Accounts receivable represents amounts owed from Stealth Card sales as well amounts owed from customer accounts that recur on a monthly basis. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of December 31, 2015 and 2014, the Company had no allowances for doubtful accounts.

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

f)    Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the year ended December 31, 2015, the Company incurred $147,160 (2014 - $48,786) in amortization expense.

  g)      Long-Lived Assets

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

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

2.       Summary of Significant Accounting Policies (continued)

h)    Goodwill

 On acquisition of business, fair values are attributed to the assets and liabilities of the acquired business at the date of acquisition. Goodwill arises when the fair value of the consideration given for a business exceeds the fair value of the net assets. During the year ended December 31, 2014, the Company recorded impairment of goodwill of $198,834 as the Company sold its interest in Career Start Inc, and Career Start Management.

i)      Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2015, the Company had 28,280,185 (2014 – 2,898,983) potentially dilutive common shares.

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

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

2.       Summary of Significant Accounting Policies (continued)

m)    Financial Instruments (continued)

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

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	388,183	–	–	–
Liabilities for shares issuable – related party	(831,233)	–	–	(318,132)
Derivative liabilities	–	–	(491,249)	(341,192)

Total	(443,050)	–	(491,249)	(659,324)

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	189,104	–	–	–
Liabilities for shares issuable – related party	(513,101)	–	–	(514,386)
Derivative liabilities	–	–	(347,672)	672,095

Total	(323,997)	–	(347,672)	157,709

As of December 31, 2015, the Company had a derivative liability amount of $491,249 (2014 – $347,672) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $341,192 (2014 – gain of $672,095).

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

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

2.      Summary of Significant Accounting Policies (continued)

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

3.	Discontinued Operations and Sale of Career Start

On November 5, 2014, the Company discontinued operations and sold its interest in its wholly owned subsidiaries, Career Start Inc. and Career Start Management Inc.  The results of Career Start Inc. and Career Start Management Inc. discontinued operations are summarized as follows:

Statement of Operations:

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Revenues	–	4,297,453
Cost of Sales	–	(3,598,197)
Gross Margin	–	699,256

Operating Expenses
Consulting	–	–
General and administrative	–	213,999
Payroll	–	309,930
Professional fees	–	2,184

Total Operating Expenses	–	526,113
Net Income from Discontinued Operations	–	173,143
Loss disposal of subsidiary	–	(55,714)
Total Discontinued Operations	–	117,429

As a result of the sale of Career Start, the Company recorded a loss on the disposal of Career Start, as follows:

$
Book value of Career net assets
Cash	487
Accounts receivable	53,537
Prepaid expenses	2,585
Accounts payable and accrued liabilities	(795)
Due to Career Start Management	(100)

Loss on disposal of subsidiary	55,714

4.	Convertible Debenture

a)
On January 23, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on October 23, 2014. The Company received $50,000, net of issuance fee of $3,000. The note was convertible into shares of common stock 180 days after the date of issuance (July 22, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $5,022) has been recorded in accounts payable and accrued liabilities.

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

4.	Convertible Debenture (continued)

On July 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $57,846 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,767 as accretion expense. During the year ended December 31, 2014, the Company issued 1,574,830 common shares for the conversion of $45,000 and recorded amortization of $17,663. Pursuant to the agreement, the convertible note matured on October 23, 2014 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $nil (2014 - $9,000) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 1,912,000 common shares for the conversion of the remaining $17,000 in principal and $2,120 in accrued interest. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $17,000) and the fair value of the derivative liability was $nil (2014 - $22,852). The Company recognized a gain in $3,061 for accrued interest forgiven.

b)
On March 25, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on January 2, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (September 21, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $3,264) has been recorded in accounts payable and accrued liabilities.

On September 21, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,382 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $303 as accretion expense. Pursuant to the agreement, the convertible note matured on January 2, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company issued 9,841,978 common shares for the conversion of $53,000 and $2,120 of accrued interest and had amortized $1,029 (2014 - $54,050) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $51,971) and the fair value of the derivative liability was $nil (2014 - $37,823). The Company recognized a gain in $11,104 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $21 in financing costs (2014 - $2,979).

c)
On June 13, 2014, the Company issued a $53,000 convertible note which is unsecured, bears interest at 8% per annum and due on March 17, 2015. The Company received $50,000, net of issuance fee of $3,000. The note is convertible into shares of common stock 180 days after the date of issuance (December 10, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $2,335) has been recorded in accounts payable and accrued liabilities.

On December 10, 2014, the note became convertible resulting in the Company recording a derivative liability of $55,314 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $2,314 as accretion expense. Pursuant to the agreement, the convertible note matured on March 17, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company issued 7,258,977 common shares for the conversion of $53,000 and $4,240 of accrued interest and had amortized $41,526 (2014 - $11,474) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $11,474) and the fair value of the derivative liability was $nil (2014 - $54,348). The Company recognized a gain in $9,040 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $823 in financing costs (2014 - $2,176).

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

4.       Convertible Debentures (continued)

d)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $36,416 (2014 - $nil) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company had amortized $88,357 (2014 - $6,720) of the debt discount to interest expense. As December 31, 2015, the carrying value of the debenture was $375,000 (2014 - $161,443) and the fair value of the derivative liability was $304,860 December 31, (2014 - $84,615). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the convertible note. Refer to Note 11(b).

e)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 18% per annum. As at December 31, 2015, accrued interest of $nil (2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company issued 5,830,671 common shares for the conversion of $50,000 and $3,994 of accrued interest and had amortized $46,652 (2014 - $2,966) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (2014 - $3,348) and the fair value of the derivative liability was $nil (2014 - $50,071). The Company recognized a gain in $2,658 for the accrued interest forgiven. During the year ended December 31, 2015, the Company amortized $285 in financing costs (2014 - $315).

f)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $10,267 (2014 - $2,093) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. During the year ended December 31, 2015, the Company had amortized $46,652 (2014 - $2,966) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $38,258 (2014 - $3,348) and the fair value of the derivative liability was $65,853 (2014 - $50,071). During the year ended December 31, 2015, the Company amortized $285 in financing costs (2014 - $315). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the convertible note.

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

4.        Convertible Debentures (continued)

g)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, accrued interest of $13,854 (2014 - $2,071) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 (2014 - $nil) in interest expense for the additional amount payable due to defaulting on the loan.  During the year ended December 31, 2015, the Company had amortized $47,044 (2014 – $2,420) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $75,000 (2014 - $2,956) and the fair value of the derivative liability was $120,536 (2014 - $50,031). During the year ended December 31, 2015, the Company amortized $288 in financing costs (2014 - $312). On February 2, 2016, the Company entered into a settlement agreement for the settlement of the loan.

5.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $341,192 (2014 – gain of $672,095). As at December 31, 2015, the Company recorded a derivative liability of $491,249 (2014 - $347,672).

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2015 and 2014:

•	The range of stock prices for the valuation of the derivative instruments at December 31, 2015 ranged from $0.0144 to $0.0285 per share of common stock.
•
The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

•	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 444 - 474%
•
Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.0122 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$
Balance, January 1, 2014	653,253
Day one loss on date notes become convertible	9,542
Debt discount	401,888
Reclassification of derivative to APIC	(35,374)
Gain in change in fair value of the derivative	(28,384)
Gain on write-off of derivative due to debt forgiven	(653,253)

Balance, December 31, 2014	347,672
Reclassification of derivative to APIC	(197,615)
Loss in change in fair value of the derivative	341,192

Balance, December 31, 2015	491,249

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

6.       Related Party Transactions

a)	As at December 31, 2015, the Company was owed $5,000 (2014- $87,500) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at December 31, 2015, the Company owed $25,150 (2014 - $36,574) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at December 31, 2015, the Company owed $22,998 (2014 - $49,150) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)
As at December 31, 2015, the Company recorded a liability for shares issuable of $831,233 (2014 - $513,101) relating to 29,166,082 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the year ended December 31, 2015, the Company recorded $318,132 (2014 – $514,386) as a loss in the fair value of the shares issuable to the significant shareholder

e)
As at December 31, 2015, the Company owed $75,000 (2014 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017. Refer to Note 7(a).

f)	During the year ended December 31, 2015, the Company generated revenues of $837,100 (2014 - $641,890) from a significant shareholder.

g)	During the year ended December 31, 2015, the Company incurred payroll expense of $267,495 (2014 - $285,493) to management and officers of the Company.

h)
During the year ended December 31, 2015, the Company incurred engineering expense of $132,550 (2014 - $214,095) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at December 31, 2015, the Company owed $245,270 (2014 - $7,490) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

7.       Loan Payable

a)
On July 25, 2014, the Company entered into a loan agreement with a significant shareholder for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at December 31, 2015, the Company had received loan proceeds of $75,000 (2014 - $75,000). During the year ended December 31, 2015, the Company recorded imputed interest of $6,000 (2014 - $2,614).

b)
As at December 31, 2015, the Company owes $19,491 (2014 - $nil) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in installments of $792 payable on each business day.

c)
As at December 31, 2015, the Company owes $120,000 (2014 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

8.       Common Shares

Year ended December 31, 2015

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

l)
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

o)
On July 23, 2015, the Company issued 1,363,636 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(c), with a book value of $12,000. $10,788 was reclassified from derivative liabilities to additional paid-in capital on conversion.

p)
On July 30, 2015, the Company issued 2,069,335 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(e), with a book value of $13,658. $11,789 was reclassified from derivative liabilities to additional paid-in capital on conversion.

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

8.       Common Shares (continued)

Year ended December 31, 2015 (continued)

q)
On August 19, 2015, the Company issued 2,261,538 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(c), with a book value of $14,700. $13,535 was reclassified from derivative liabilities to additional paid-in capital on conversion.

r)
On September 16, 2015, the Company issued 2,148,171 common shares for the conversion of a convertible note with a non related party, as noted in Note 4(c), with a book value of $17,615. $13,649 was reclassified from derivative liabilities to additional paid-in capital on conversion.

s)
On November 11, 2015, the Company issued 5,500,003 common shares for financial advisory services upon the amendment of an advisory agreement with a non related party. The shares were recorded at their fair value of $44,550 based on the closing market price on the date of the agreement. Refer to Note 9(b).

Year Ended December 31, 2014

t)	On January 15, 2014, the Company issued 10,000 common shares of the Company with a fair value of $330 for employee bonuses.
u)
On August 4, 2014, the Company issued 408,163 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(a), with a book value of $20,000. $9,666 was reclassified from derivative liabilities to additional paid-in capital on conversion.

v)
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

w)
On September 26, 2014, the Company issued 500,000 common shares for the conversion of a convertible note with a non-related party, as noted in Note 4(a), with a book value of $15,000. $15,015 was reclassified from derivative liabilities to additional paid-in capital on conversion

x)	On November 5, 2014, the Company received 3,111,428 common shares from the sale of Career Start Inc. and returned the shares to treasury, as noted in Note 1 and 3.
y)
On December 1, 2014, the Company issued 666,667 common shares for the conversion of a convertible note with a non-related party as noted in Note 4(a), with a book value of $10,000. $10,694 was reclassified from derivative liabilities to additional paid-in capital on conversion.

9.       Commitments and Contingencies

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

On August 13, 2015, the Company entered into an amendment agreement to renew the lease agreement. Pursuant to the amendment, the expiry date is extended to February 28, 2016.

b)
On July 9, 2015, the Company entered into an advisory agreement for financial advisory services for a twelve month term commencing on the execution of the agreement. The Company is to compensate the advisor through the issuance of 2,000,003 common stock as follows:

•	500,000 shares upon execution of the agreement (issued)
•	166,667 shares on the first day of every month, starting on November 1, 2015 to July 1, 2016

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

9.       Commitments and Contingencies (continued)

On October 23, 2015, the Company entered into an amendment for the agreement, whereby the Company is to issue 5,500,003 shares with a fair value of $44,550 to the consultant within five days of execution of the amended agreement. Upon issuing the shares, the parties acknowledge that all compensation requirements are fully satisfied.

c)
On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plantiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. However, the Company asserts that they have not received any notices in regards to these claims until December of 2015. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700. As at December 31, 2015, the Company accrued the expense as other loss and has included the liability in accounts payables and accrued liabilities.

10.	Income Taxes

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). As at December 31, 2015, the Company has $972,913 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2015 and 2014, the Company had no uncertain tax positions.

	2015 $	2014 $

Net loss before taxes	(1,055,350)	(821,944)
Statutory rate	34%	34%

Income tax recovery at statutory rate	(358,819)	(279,461)

Tax effect of:

Permanent differences and other	309,029	118,712
Change in valuation allowance	49,790	160,749

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015 $	December 31, 2014 $

Net operating loss carried forward	330,790	281,000
Valuation allowance	(330,790)	(281,000)

Net deferred income tax asset	–	–

Index to Financials

EXCELSIS INVESTMENTS, INC.
Notes to the Financial Statements

11.    Subsequent Events

a)
On January 29, 2016, the Company entered into amendment to the lease agreement. Pursuant to the amendment, the expiry date of the agreement is extended to August 31, 2016, and the Company has agreed to pay monthly amounts of $1,135 plus applicable sales taxes.

b)
On February 2, 2016, the Company and three debt holders entered into a settlement agreement, where the Company agrees to pay $30,000 to the debt holders on or before the third day of each subsequent month until the entire balance is repaid by the Company.

c)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company feels that the claim has no merit and has retained counsel in response to the claim.

d)
On February 19, 2016, a judgment was rendered against the Company for $19,700 in regards to the lawsuit entered with an unrelated party in regards to electronic emails marketing the Company's common stock. Refer to Note 9(c).

e)
On February 22, 2016, a suit was filed against the Company by a Floridian company specializing in strategic marketing programs alleging the breach of terms of a service agreement. The Company feels that the claim has no merit and has retained counsel in response to the claim.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None noted.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting was not effective based on those criteria.

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2015, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	30	President, Principal Executive Officer and a Director

Michelle Pannoni	48	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

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

ITEM 11.                       EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years ended December 31, 2015 and 2014, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Brian McFadden	2015	140,000	0	0	0	0	0	0	140,000
President	2014	130,000	0	0	0	0	0	0	130,000

Michelle Pannoni	2015	140,000	0	0	0	0	0	0	140,000
Secretary & Treasurer	2014	130,000	0	0	0	0	0	0	130,000

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian McFadden	0	0	0	0	0	0	0
Michelle Pannoni	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

We have not paid any compensation to our directors in 2015.

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

The following table sets forth, as of December 31, 2015, the beneficial ownership of the outstanding common stock and preferred stock: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of December 31, 2015, there were 59,311,165 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden(1) (3)	887,247	1.42%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (2)(3)	4,053,802	6.49%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	4,941,049	8.33%	1,000,000	100.00%

Jabro Funding (4)	18,675,785	31.49%	0	0.00%
One Cedar Lane
Glen Cove, New York 11542

Harmonious Enterprises Inc.	8,373,068	14.12%	0	0.00%
37 W. 47th Street, 201
New York, NY 10036

ARRG Corp (4)	5,830,671	9.83%	0	0.00%
16 Westwood Drive
Huntington, NY 11743

(1)
Brian McFadden acquired 500,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(2)
Michelle Pannoni acquired 500,000 shares of common stock directly from us and 37,500,000 shares of common stock on November 27, 2012 in a private transaction from Hubert Elrington, a former officer and director.

(3)
1,000,000 shares of our capital stock is designated as Series A Preferred Stock. 500,000 shares are owney Brian McFadden our president, principal executive officer and a director and 500,000 shares are owned by Michelle Pannoni, our secretary, treasurer, principal financial officer and a director. Each share of Series A Preferred Stock has 1,000 votes. According the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes. Our Series A Preferred Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, Mr. McFadden and Ms. Pannoni have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote.

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

As at December 31, 2015, the Company was owed $5,000 (2014- $87,500) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2015, the Company owed $25,150 (2014 - $36,574) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2015, the Company owed $22,998 (2014 - $49,150) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2015, the Company recorded a liability for shares issuable of $831,233 (2014 - $513,101) relating to 29,166,082 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the year ended December 31, 2015, the Company recorded $318,132 (2014 – $514,386) as a loss in the fair value of the shares issuable to the significant shareholder

As at December 31, 2015, the Company owed $75,000 (2014 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017.

During the year ended December 31, 2015, the Company generated revenues of $837,100 (2014 - $641,890) from a significant shareholder.

During the year ended December 31, 2015, the Company incurred payroll expense of $267,495 (2014 - $285,493) to management and officers of the Company.

During the year ended December 31, 2015, the Company incurred engineering expense of $132,550 (2014 - $214,095) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at December 31, 2015, the Company owed $245,270 (2014 - $7,490) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

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

2015	$		MaloneBailey, LLP
2014		$16,000	MaloneBailey, LLP

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2016.

EXCELSIS INVESTMENTS INC.

BY:	BRIAN McFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN McFADDEN	President, Principal Executive Officer, and a member of	April 14, 2016
Brian McFadden	the Board of Directors.

MICHELLE PANNONI	Secretary, Treasurer, Principal Financial Officer,	April 14, 2016
Michelle Pannoni	Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1

2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2

3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1

3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2

3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3

3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2

3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4

3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6

3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7

3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8

10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2

10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3

10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4

10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1

10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2

10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7

14.1	Code of Ethics.	S-1	10/07/10	14.1

21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X