Form 10-K/A
period 2015-12-31
EXCELSIS INVESTMENTS INC.
filed 2016-04-15
CIK 1496818

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

REASON FOR AMENDMENT

            The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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