Form 10-Q
period 2016-03-31
EXCELSIS INVESTMENTS INC.
filed 2016-05-23
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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
88,977,720 as of May 18, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXCELSIS INVESTMENTS, INC.

Consolidated Financial Statements

For the period ended March 31, 2016 and December 31, 2015

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–2

Consolidated Statements of Operations (unaudited)	F–3

Consolidated Statements of Cash Flows (unaudited)	F–4

Notes to the Consolidated Financial Statements (unaudited)	F–5

EXCELSIS INVESTMENTS, INC.
Consolidated Balance Sheets

	March 31, 2016 $	December 31, 2015 $
	(unaudited)

ASSETS
Cash	732,160	388,183
Accounts receivable	34,010	407,231
Accounts receivable – related party	111,994	5,000
Prepaid expenses	17,309	2,309
Inventory	245,916	93,584
Prepaid inventory	–	297,305

Total Current Assets	1,141,389	1,193,612

Intangible assets, net	210,965	247,654

Total Assets	1,352,354	1,441,266

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	718,152	557,589
Accounts payable – related party	49,290	245,270
Derivative liabilities	140,263	491,249
Loans payable	120,000	139,491
Due to related parties	30,948	48,148
Liability for shares issuable – related party	1,220,377	831,233
Convertible debentures	398,258	488,258

Total Current Liabilities	2,677,288	2,801,238

Loan payable - related party	75,000	75,000

Total Liabilities	2,752,288	2,876,238

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 88,977,720 and 59,311,165 common shares, respectively	88,978	59,311

Additional paid-in capital	2,350,311	1,459,090

Accumulated deficit	(3,840,223)	(2,954,373)

Total Stockholders' Deficit	(1,399,934)	(1,434,972)

Total Liabilities and Stockholders' Deficit	1,352,354	1,441,266
(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2016 $	Three months ended March 31, 2015 $

Revenue of goods	1,303,290	17,686
Revenue of services	–	23,862
Revenue of services – related party	119,494	285,000
Cost of goods sold	(491,949)	(4,733)
Cost of services – related party	–	(100,000)

Gross Margin	930,835	221,815

Operating Expenses

Amortization	36,689	36,286
Consulting	949,841	17,640
General and administrative	525,069	113,319
Payroll	187,439	67,352
Professional fees	51,293	42,147

Total Operating Expenses	1,750,331	276,744

Loss Before Other Income (Expense)	(819,496)	(54,929)

Other Income (Expense)

Gain on change in fair value of derivative liabilities	350,986	107,289
Gain on forgiveness of debt	–	3,061
Interest expense	(28,196)	(232,570)
Make whole expense	(389,144)	51,082

Total Other Income (Expense)	(66,354)	(71,138)
Net Loss	(885,850)	(126,067)

Net Loss per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	63,979,657	28,356,711

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Consolidated Statements of Cashflows
(unaudited)

	Three months ended March 31, 2016 $	Three months ended March 31, 2015 $
Operating Activities

Net loss for the period	(885,850)	(126,067)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount on convertible debenture	–	161,363
Amortization of customer list	36,689	36,286
Amortization of deferred financing costs	–	1,289
Change in fair value of make whole expense	389,144	–
Default penalty on convertible debenture	–	53,000
Gain on change in fair value of derivative liabilities	(350,986)	(107,289)
Gain on forgiveness of debt	–	(3,061)
Imputed interest	1,496	1,480
Liability for shares issuable – related party	–	(51,082)
Share-based compensation	919,392	–

Changes in operating assets and liabilities:
Accounts receivable	373,221	(17,500)
Accounts receivable – related party	(106,994)	30,000
Prepaid expenses	(15,000)	–
Inventory	(152,332)	(4,717)
Prepaid inventory	297,305	–
Accounts payable and accrued liabilities	160,563	9,272
Accounts payable – related party	(195,980)	(2,490)
Due to related parties	(17,200)	(40,438)

Net cash provided by (used) in operating activities	453,468	(59,954)

Financing Activities
Repayments of loans payable	(19,491)	–
Repayments of convertible debentures	(90,000)	–

Net cash used in financing activities	(109,491)	–

Increase (decrease) in cash	343,977	(59,954)

Cash, beginning of period	388,183	189,104

Cash, end of period	732,160	129,150

Non-cash transactions
Common shares issued for convertible notes and accrued interest	–	21,500
Reclassification of derivative liability to APIC	–	19,380

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business

Excelsis Investments, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc.

The Company's operations are focused on product development and sales in the Personal Financial Protection and Data Protection businesses through the development and retail of Stealth Cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information. The Company, utilizing its technologies, plans to expand in this market with additional consumer products and business technologies that provide businesses and individuals with new information protection solutions. The Company has received a Notice of Allowance in regards to provisional and non-provisional patent applications filed in the identity theft and data protection markets, with a trademark based off the Stealth logo and brand in the identity theft space.

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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell additional security related products other than the stealth cards, through the subsidiary. As at March 31, 2016, there has been no activity within the subsidiary.

A reverse split has been approved by the shareholders and an information statement has been filed with the SEC. The completion of the necessary steps to finalize the reverse split have not been completed and we do not expect them to be completed for at least 20 days.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2016, the Company has a working capital deficit of $1,535,899 and an accumulated deficit of $3,840,223. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Safety Technologies Inc., a Nevada company. All intercompany transactions have been eliminated on consolidation.  The Company's fiscal year end is December 31.

b)       Interim Consolidated Financial Statements
These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

c)       Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of product. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of March 31, 2016 and December 31, 2015, the Company had no allowances for doubtful accounts.

d)       Inventory

Inventory is comprised of stealth cards purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

e)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the quarter ended March 31, 2016, the Company incurred $36,689 (2015 - $36,286) in amortization expense.

f)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2016, the Company had 28,750,735 (December 31, 2015 – 28,280,185) potentially dilutive common shares.

g)	Revenue Recognition

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

The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company does not act as the  principal in its revenue-earnings activities related to certain service revenues where the Company does not bear enough of the risks in the transaction to record them on the gross basis. Revenues for these activities are recorded based on the net amount earned by the Company.

h)	Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party.

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

i)    Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	732,160	–	–	–
Liabilities for shares issuable – related party	(1,220,377)	–	–	(389,144)
Derivative liabilities	–	–	(140,263)	350,986

Total	(488,217)	–	(140,263)	(38,158)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	388,183	–	–	–
Liabilities for shares issuable – related party	(831,233)	–	–	(318,132)
Derivative liabilities	–	–	(491,249)	(341,192)

Total	(443,050)	–	(491,249)	(659,324)

As of March 31, 2016, the Company had a derivative liability amount of $140,263 (December 31, 2015 – $491,249) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $350,986 (December 31, 2015 – $341,192).

3.	Convertible Debenture

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $54,296 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $60,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As March 31, 2016, the carrying value of the debenture was $315,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $113,608 (December 31, 2015 - $304,860).

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

3.       Convertible Debentures (continued)

b)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $12,283 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $15,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at March 31, 2016, the carrying value of the debenture was $23,258 (December 31, 2015 - $38,258) and the fair value of the derivative liability was $6,441 (December 31, 2015 - $65,853). During the period ended March 31, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

c)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $17,686 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $15,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at March 31, 2016, the carrying value of the debenture was $60,000 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $20,214 (December 31, 2015 - $120,536). During the period ended March 31, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

4.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period March 31, 2016, the Company recorded a gain on the change in fair value of derivative liability of $350,986 (December 31, 2015 – loss of $341,192). As at March 31, 2016, the Company recorded a derivative liability of $140,263 (December 31, 2015 - $491,249).

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

4.      Derivative Liabilities (continued)

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended March 31, 2016:

•	The range of stock prices for the valuation of the derivative instruments at March 31, 2016 ranged from $0.0144 to $0.0285 per share of common stock.
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 70%, 80%, and 90%.
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 482 - 485%
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.014 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$
Balance, December 31, 2015	491,249
Gain in change in fair value of the derivative	(350,986)

Balance, March 31, 2016	140,263

5.       Related Party Transactions

a)	As at March 31, 2016, the Company was owed $111,994 (December 31, 2015 - $5,000) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

b)	As at March 31, 2016, the Company owed $16,581 (December 31, 2015 - $25,150) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at March 31, 2016, the Company owed $14,367 (December 31, 2015 - $22,998) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)
As at March 31, 2016, the Company recorded a liability for shares issuable of $1,220,377 (December 31, 2015 - $831,233) relating to 42,081,984 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended March 31, 2016, the Company recorded $389,144 (December 31, 2015 – $318,132) as a loss in the fair value of the shares issuable to the significant shareholder

e)	As at March 31, 2016, the Company owed $75,000 (December 31, 2015 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017.

f)	During the period ended March 31, 2016, the Company generated revenues of $119,494 (December 31, 2015 - $837,100) from a significant shareholder.

g)	During the period ended March 31, 2016, the Company incurred payroll expense of $187,439 (December 31, 2015 - $267,495) to management and officers of the Company.

h)
During the period ended March 31, 2016, the Company incurred engineering expense of $nil (December 31, 2015 - $132,550) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at March 31, 2016, the Company owed $49,290 (December 31, 2015 - $245,270) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

6.       Loans Payable

a)
On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at March 31, 2016, the Company had received loan proceeds of $75,000 (December 31, 2015 - $75,000). During the period ended March 31, 2016, the Company recorded imputed interest of $1,496 (December 31, 2015 - $6,000).

b)
At March 31, 2016, the Company owes $nil (December 31, 2015 - $19,491) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in installments of $792 payable on each business day.

c)
At March 31, 2016, the Company owes $120,000 (December 31, 2015 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

7.       Common Shares

a)	On January 1, 2016, the Company issued 500,000 common shares with a fair value of $14,250 to unrelated parties for consulting services.

b)	On January 8, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to unrelated parties for consulting services.

c)	On March 26, 2016, the Company issued 13,166,555 common shares with a fair value of $381,830 to the President of the Company for employee bonuses.

d)	On March 26, 2016, the Company issued 10,000,000 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.

e)	On March 26, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to a non-related party for consulting services.

f)	As at March 31, 2016, the Company had 2,965,558 common shares issuable with a fair value of $59,311 to unrelated parties for consulting services.

8.      Commitment and Contingencies

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

On August 13, 2015, the Company entered into an amendment agreement to renew the lease agreement. Pursuant to the amendment, the expiry date is extended to February 28, 2016.  On January 29, 2016, the lease was further amended to have an expiry date of August 31, 2016, and the Company has agreed to pay monthly amounts of $1,135 plus applicable sales taxes

EXCELSIS INVESTMENTS, INC.
Notes to the consolidated Financial Statements
(unaudited)

8.       Commitment and Contingencies (continued)

b)
On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plantiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. However, the Company asserts that they have not received any notices in regards to these claims until December of 2015. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700. As at March 31, 2016, the Company accrued the expense as other loss and has included the liability in accounts payables and accrued liabilities.

c)
On February 2, 2016, the Company and three debt holders entered into a settlement agreement, where the Company agrees to pay $30,000 to the debt holders on or before the third day of each subsequent month until the entire balance is repaid by the Company. Refer to Note 3(a), (b), and (c).

d)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at March 31, 2016.

e)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed a motion to dismiss, and is awaiting the hearing which is scheduled to be on June 22, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016 $	December 31, 2015 $
Current Assets	1,141,389	1,193,612
Current Liabilities	2,677,288	2,801,238
Working Capital (Deficit)	(1,535,899)	(1,607,626)

Cash Flows

	March 31, 2016 $	March 31, 2015 $
Cash Flows used in Operating Activities	453,468	(59,954)
Cash Flows provided from Investing Activities	Nil	Nil
Cash Flows provided from Financing Activities	(109,491)	Nil
Net Decrease in Cash During Period	343,977	(59,954)

Operating Revenues

During the three months ended March 31, 2016, the Company earned revenues from continuing operations of $930,835 compared with revenues of $221,815 during the three months ended March 31, 2015.  The increase in revenues and gross profit margin is due to the fact that the Company earned increased revenues from the sale of Stealth cards, and also earned revenue from a new product introduced in the current quarter, which is an emergency two way voice system that connects the user to 911. The increase in total revenue is net of a decrease in revenue from services during the month period ended March 31, 2016 compared to the same period in 2015. For the period ended March 31, 2016, the Company recorded a gross margin of $930,835 or 65.42% compared to $221,815 or 67.93% during the period ended March 31, 2015. During the period ended March 31, 2016, the Company incurred less cost of services relating to engineering costs in comparison to prior year.

Operating Expenses and Net Loss

Continuing Operations

During the three months ended March 31, 2016, the Company incurred operating expenses from continuing operations of $1,750,331 compared with $276,744 during the three months ended March 31, 2015.  The increase is due to an increase of $932,201 in consulting fees incurred to new consultants for business and financial consulting services as per new consulting agreements, as well as share-based compensation to the President and Chief Financial Officer of the Company for business consulting services which were not incurred in the prior year, $120,087 in payroll costs as the Company increased salaries and benefits incurred to the President and Chief Financial Officer of the Company in comparison to prior year, and $9,146 in professional fees for legal services relating to legal disputes which only arose during the prior and current quarters, and $411,750 of general and administrative fees due to increased overall office costs as compared to prior year.

Net Income (Loss)

For the three months ended March 31, 2016, the Company had a net loss of $885,850 and basic and diluted net loss per share of $0.01. In addition to operating expenses from continuing operations, the Company also incurred a gain of $350,986 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, offset by a make whole expense of $389,144 and interest expense of $28,196 relating to interest charges incurred on its convertible debentures.   For the three months ended March 31, 2015, the Company had a net loss of $126,067 and basic and diluted net loss per share of $0.00. In addition to operating expenses from continuing operations, the Company also incurred a gain of $107,289 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture, $3,061 gain related to the forgiveness of debt, and a make whole gain of $51,082, offset by interest expense of $232,570 relating to interest charges incurred on its' convertible debentures.

Liquidity and Capital Resources

As at March 31, 2016, the Company had cash of $732,160 and total current assets of $1,141,389 compared with cash of $388,183 and total current assets of $1,193,612 at December 31, 2015. The increase in cash is attributed to increase in revenue. The overall decrease in total current assets is due to decrease of $373,221 in receivables from revenue generated by the Company and $297,305 in prepaid inventory, net of an increase of $106,994 in accounts receivables – related party, $15,000 in prepaid expense, and $152,332 in inventory.

The overall working capital deficit decreased from $1,607,626 at December 31, 2015 to $1,535,899 at March 31, 2016 due in part to decreases in accounts payable – related party, due to related parties, convertible debentures, and derivative liability relating to the fair value of the floating conversion price of the convertible debenture. These decreases were offset by an increase in accounts payable and accrued liabilities and liability for shares issuable – related party.

Cashflow from Operating Activities

During the three months ended March 31, 2016, the Company received $453,468 of cash for operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.   Comparatively, the Company used cash of $59,954 during the three months ended March 31, 2015. The increase of cash provided by operating activities is largely due to the Company earning higher revenue from the sale of its Stealth products in comparison to its prior period.

Cashflow from Investing Activities

During the three months ended March 31, 2016 and March 31, 2015, the Company received no cash from investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2016, the Company used $109,491 of cash for financing activities, compared with $nil used during the three months ended March 31, 2015. The increase in cash used for financing activities relate to repayments made towards loans payable and convertible debentures outstanding.

Convertible Promissory Note

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $54,296 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $60,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As March 31, 2016, the carrying value of the debenture was $315,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $113,608 (December 31, 2015 - $304,860).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $12,283 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $15,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at March 31, 2016, the carrying value of the debenture was $23,258 (December 31, 2015 - $38,258) and the fair value of the derivative liability was $6,441 (December 31, 2015 - $65,853). During the period ended March 31, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, accrued interest of $17,686 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended March 31, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended March 31, 2016, the Company repaid $15,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at March 31, 2016, the carrying value of the debenture was $60,000 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $20,214 (December 31, 2015 - $120,536). During the period ended March 31, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts receivable – related party, accounts payable and accrued liabilities, accounts payable – related party, loans payable, amount due to related parties, convertible debenture, and loan payable – related party. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The foregoing shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended and no Form 8-K was filed in conjunction therewith.

a)	On January 1, 2016, the Company issued 500,000 common shares with a fair value of $14,250 to unrelated parties for consulting services.
b)	On January 8, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to unrelated parties for consulting services.
c)	On March 26, 2016, the Company issued 13,166,555 common shares with a fair value of $381,830 to the President of the Company for employee bonuses.
d)	On March 26, 2016, the Company issued 10,000,000 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.
e)	On March 26, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to a non-related party for consulting services.
f)	As at March 31, 2016, the Company had 2,965,558 common shares issuable with a fair value of $59,311 to unrelated parties for consulting services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

The foregoing shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended and no Form 8-K was filed in conjunction therewith.

a)	On January 1, 2016, the Company issued 500,000 common shares with a fair value of $14,250 to unrelated parties for consulting services.
b)	On January 8, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to unrelated parties for consulting services.
c)	On March 26, 2016, the Company issued 13,166,555 common shares with a fair value of $381,830 to the President of the Company for employee bonuses.
d)	On March 26, 2016, the Company issued 10,000,000 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.
e)	On March 26, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to a non-related party for consulting services.
f)	As at March 31, 2016, the Company had 2,965,558 common shares issuable with a fair value of $59,311 to unrelated parties for consulting services.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	1/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	4/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	4-15-14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	6/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	4-15-14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	4-15-14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	4-15-14	3.8
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2016.

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