Form 10-Q
period 2016-06-30
STEALTH TECHNOLOGIES, INC.
filed 2016-08-22
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

STEALTH TECHNOLOGIES, INC.
(formerly, Excelsis Investments, Inc.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
91,943,278 as of August 18, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STEALTH TECHNOLOGIES, INC.
(formerly Excelsis Investments, Inc.)

Consolidated Financial Statements

For the periods ended June 30, 2016 and December 31, 2015

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Balance Sheets

	June 30, 2016 $	December 31, 2015 $
	(unaudited)

ASSETS

Cash	138,411	388,183
Accounts receivable	125,769	407,231
Accounts receivable – related party	199,444	5,000
Prepaid expenses	158,070	2,309
Inventory	210,799	93,584
Prepaid inventory	–	297,305

Total Current Assets	832,493	1,193,612

Intangible assets, net	176,522	247,654

Total Assets	1,009,015	1,441,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	537,741	557,589
Accounts payable – related party	15,201	245,270
Deferred revenue	146,250	–
Derivative liabilities	91,784	491,249
Loans payable	120,000	139,491
Due to related parties	114,258	48,148
Liability for shares issuable – related party	845,259	831,233
Convertible debentures	308,258	488,258

Total Current Liabilities	2,178,751	2,801,238

Loan payable - related party	75,000	75,000

Total Liabilities	2,253,751	2,876,238

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 91,943,278 and 59,311,165 common shares, respectively	91,943	59,311

Additional paid-in capital	2,348,841	1,459,090

Accumulated deficit	(3,686,520)	(2,954,373)

Total Stockholders' Deficit	(1,244,736)	(1,434,972)

Total Liabilities and Stockholders' Deficit	1,009,015	1,441,266
(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2016 $	Three months ended June 30, 2015 $	Six months ended June 30, 2016 $	Six months ended June 30, 2015 $

Revenue of goods	450,134	33,304	1,753,424	50,990
Revenue of goods – related party	–	10,000	–	10,000
Revenue of services	–	–	–	23,862
Revenue of services – related party	117,450	139,600	236,944	424,600
Cost of goods sold	(307,281)	(6,161)	(799,230)	(10,894)
Cost of goods sold – related party	–	(2,700)	–	(2,700)
Cost of services – related party	–	(21,500)	–	(121,500)

Gross Margin	260,303	152,543	1,191,138	374,358

Operating Expenses

Amortization	36,690	36,689	73,379	72,975
Consulting	94,735	39,499	1,044,576	57,139
General and administrative	246,855	75,039	771,924	188,358
Payroll	69,046	66,147	256,485	133,499
Professional fees	55,244	21,394	106,537	63,541
Research and development	2,600	–	2,600	–

Total Operating Expenses	505,170	238,768	2,255,501	515,512

Loss Before Other Income (Expense)	(244,867)	(86,225)	(1,064,363)	(141,154)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	48,479	(385,851)	399,465	(278,562)
Gain on forgiveness of debt	–	–	–	3,061
Interest expense	(25,027)	(309,870)	(53,223)	(542,440)
Make whole income (expense)	375,118	188,601	(14,026)	239,683

Total Other Income (Expense)	398,570	(507,120)	332,216	(578,258)
Net Income (Loss)	153,703	(593,345)	(732,147)	(719,412)

Net Income (Loss) per Share – Basic and Diluted	0.00	(0.02)	(0.01)	(0.02)

Weighted Average Shares Outstanding – Basic	89,433,959	34,429,794	76,706,808	31,410,029

Weighted Average Shares Outstanding –Diluted	106,270,875	34,429,794	76,706,808	31,410,029

(The accompanying notes are an integral part of these consolidated financial statements)
F-3

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Cashflows
(unaudited)

	Six months ended June 30, 2016 $	Six months ended June 30, 2015 $
Operating Activities
Net loss for the period	(732,147)	(719,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	–	271,460
Amortization of customer list	73,379	72,975
Amortization of deferred financing costs	–	1,703
Change in fair value of make whole expense	14,026	–
Default penalty on convertible debenture	–	228,505
Gain on forgiveness of debt	–	(3,061)
Imputed interest	2,991	2,976
Issuance of shares for consulting services	59,311	–
Issuance of shares for employee bonuses	671,831	–
Issuance of shares for services	188,250	–
Liability for shares issuable – related party	–	(239,683)
Loss (gain) on change in fair value of derivative liabilities	(399,465)	278,562

Changes in operating assets and liabilities:
Accounts receivable	281,462	(50,701)
Accounts receivable – related party	(194,444)	63,000
Prepaid expenses	(155,761)	–
Inventory	(117,215)	(2,605)
Prepaid inventory	297,305	–
Accounts payable and accrued liabilities	(19,848)	22,534
Accounts payable – related party	(230,069)	(7,490)
Deferred revenue	146,250	–
Due to related parties	66,110	(54,291)

Net cash used in operating activities	(48,034)	(135,528)

Investing Activities
Acquisition of intangible assets	(2,247)	–

Net cash used in investing activities	(2,247)	–

Financing Activities
Repayments of loans payable	(19,491)	–
Repayments of convertible debentures	(180,000)	–

Net cash used in financing activities	(199,491)	–

Decrease in cash	(249,772)	(135,528)
Cash, beginning of period	388,183	189,104

Cash, end of period	138,411	53,576

Non-cash transactions
Common shares issued for convertible notes and accrued interest	–	123,230
Reclassification of derivative liability to APIC	–	117,520

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business

Stealth Technologies, Inc. (formerly Excelsis Investments, Inc.) (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On June 14, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with PB PubCrawl.com LLC ("PubCrawl"), a California limited liability company, whereby the Company acquired a 100% interest in the member shares of PubCrawl in exchange for 500,000 common shares of the Company. The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. On September 3, 2012, the Company sold their rights to PubCrawl to the former President and Director of the Company.

On November 28, 2012, the Company acquired 100% of the members shares of Stealth Card Inc. (formerly Mobile Dynamic Marketing, Inc.) ("Stealth Card"), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 1,000,000 common shares.  As part of the acquisition, the Company cancelled 15,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Stealth Card acquired 7,500,000 common shares of the Company in a private transaction with the former President and Director of the Company. Effectively, Stealth Card held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Stealth Card is deemed to be the acquirer for accounting purposes.

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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at June 30, 2016, there has been no activity within the subsidiary.

On May 19, 2016, the Company's wholly-owned subsidiary, Mobile Dynamic Marking, Inc. changes its name to Stealth Card Inc.

On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business (continued)

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2016, the Company has a working capital deficit of $1,346,258 and an accumulated deficit of $3,686,520. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)      Accounts Receivable
Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of June 30, 2016 and December 31, 2015, the Company had no allowances for doubtful accounts.

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

During the quarter ended June 30, 2016, the Company incurred $73,379 (2015 - $72,975) in amortization expense.

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

f)      Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2016, the Company had 16,836,916 (December 31, 2015 – 28,280,185) potentially dilutive common shares. The calculation of diluted earnings per share for the three months ended June 30, 2016, includes 16,836,916 shares of common stock underlying the convertible debentures.

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

i)        Financial Instruments
The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	138,411	–	–	–
Liability for shares issuable – related party	(845,259)	–	–	(14,026)
Derivative liabilities	–	–	(91,784)	399,465

Total	(706,848)	–	(91,784)	385,439

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Cash	388,183	–	–	–
Liabilities for shares issuable – related party	(831,233)	–	–	(318,132)
Derivative liabilities	–	–	(491,249)	(341,192)

Total	(443,050)	–	(491,249)	(659,324)

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

i)        Financial Instruments (continued)
As of June 30, 2016, the Company had a derivative liability amount of $91,784 (December 31, 2015 – $491,249) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $399,465 (December 31, 2015 – loss of $341,192).

3.	Convertible Debenture

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $70,159 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $120,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As June 30, 2016, the carrying value of the debenture was $255,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $75,903 (December 31, 2015 - $304,860).

b)
On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $13,661 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $30,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2016, the carrying value of the debenture was $8,258 (December 31, 2015 - $38,258) and the fair value of the derivative liability was $3,142 (December 31, 2015 - $65,853). During the period ended June 30, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

3.       Convertible Debentures (continued)

c)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $20,985 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $30,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2016, the carrying value of the debenture was $45,000 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $12,739 (December 31, 2015 - $120,536). During the period ended June 30, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

4.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period June 30, 2016, the Company recorded a gain on the change in fair value of derivative liability of $399,465 (December 31, 2015 – loss of $341,192). As at June 30, 2016, the Company recorded a derivative liability of $91,784 (December 31, 2015 - $491,249).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2016:

•	The range of stock prices for the valuation of the derivative instruments at June 30, 2016 ranged from $0.0221 to $0.0285 per share of common stock.
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 70%, 80%, and 90%.
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 410% - 469%
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.014 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2015	491,249
Gain in change in fair value of the derivative	(399,465)

Balance, June 30, 2016	91,784

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

5.      Related Party Transactions

a)
As at June 30, 2016, the Company was owed $199,444 (December 31, 2015 - $5,000) from sales revenue from a significant shareholder which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at June 30, 2016, the Company owed $58,237 (December 31, 2015 - $25,150) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at June 30, 2016, the Company owed $56,021 (December 31, 2015 - $22,998) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)
As at June 30, 2016, the Company recorded a liability for shares issuable of $845,259 (December 31, 2015 - $831,233) relating to 38,247,015 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended June 30, 2016, the Company recorded $14,026 (December 31, 2015 – loss of $318,132) as a gain in the fair value of the shares issuable to the significant shareholder.

e)	As at June 30, 2016, the Company owed $75,000 (December 31, 2015 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017.

f)	During the period ended June 30, 2016, the Company generated revenues of $236,944 (December 31, 2015 - $837,100) from a significant shareholder.

g)	During the period ended June 30, 2016, the Company incurred payroll expense of $256,485 (December 31, 2015 - $267,495) to management and officers of the Company.

h)
During the period ended June 30, 2016, the Company incurred bonuses on sales of stealth cards of $144,513 (December 31, 2015 - $nil) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

i)
During the period ended June 30, 2016, the Company issued 23,166,555 (December 31, 2015 - nil) common shares with a fair value of $671,830 (December 31, 2015 - $nil) to management and officers of the Company which has been included in consulting expenses.

j)
During the period ended June 30, 2016, the Company incurred engineering expense of $nil (December 31, 2015 - $132,550) to company owned by the mother of the President of the Company, which was included in cost of goods sold. As at June 30, 2016, the Company owed $15,201 (December 31, 2015 - $245,270) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

6.       Loans Payable

a)
On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at June 30, 2016, the Company had received loan proceeds of $75,000 (December 31, 2015 - $75,000). During the period ended June 30, 2016, the Company recorded imputed interest of $2,991 (December 31, 2015 - $6,000).

b)
At June 30, 2016, the Company owes $nil (December 31, 2015 - $19,491) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in installments of $792 payable on each business day.

c)
At June 30, 2016, the Company owes $120,000 (December 31, 2015 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

7.      Common Shares

a)	On January 1, 2016, the Company issued 500,000 common shares with a fair value of $14,250 to unrelated parties for consulting services.

b)	On January 8, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to unrelated parties for consulting services.

c)	On March 26, 2016, the Company issued 13,166,555 common shares with a fair value of $381,830 to the President of the Company for employee bonuses.

d)	On March 26, 2016, the Company issued 10,000,000 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.

e)	On March 26, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to a non-related party for consulting services.

f)	On at June 16, 2016, the Company issued 2,965,558 common shares with a fair value of $59,311 to unrelated parties for consulting services.

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

On August 13, 2015, the Company entered into an amendment agreement to renew the lease agreement. Pursuant to the amendment, the expiry date is extended to February 28, 2016.  On January 29, 2016, the lease was further amended to have an expiry date of August 31, 2016, and the Company has agreed to pay monthly amounts of $1,135 plus applicable sales taxes

b)
On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plantiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. However, the Company asserts that they have not received any notices in regards to these claims until December of 2015. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700. As at June 30, 2016, the Company accrued the expense as other loss and has included the liability in accounts payables and accrued liabilities.

c)
On February 2, 2016, the Company and three debt holders entered into a settlement agreement, where the Company agrees to pay $30,000 to the debt holders on or before the third day of each subsequent month until the entire balance is repaid by the Company. Refer to Note 3(a), (b), and (c).

d)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at June 30, 2016.

e)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed a motion to dismiss, and is awaiting the hearing.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016 $	December 31, 2015 $
Current Assets	832,493	1,193,612
Current Liabilities	2,178,751	2,801,238
Working Capital (Deficit)	(1,346,258)	(1,607,626)

Cash Flows

	June 30, 2016 $	June 30, 2015 $
Cash Flows used in Operating Activities	(48,034)	(135,528)
Cash Flows used in Investing Activities	(2,247)	Nil
Cash Flows provided from Financing Activities	(199,491)	Nil
Net Decrease in Cash During Period	(249,772)	(135,528)

Operating Revenues

   During the three months ended June 30, 2016, the Company earned revenues from operations of $567,584 compared with revenue of $182,904 during the three months ended June 30, 2015. The increase in revenue and gross profit margin is due to the fact that the Company earned increased revenue from the sale of Stealth cards, and also earned revenue from a new product introduced in the prior quarter, which in an emergency two way voice system that connects the user to 911. The increase in total revenue is net of a decrease in revenue from services of $22,150 during the three month period ended June 30, 2016 compared to the same period in 2015. For the three month period ended June 30, 2016, the Company recorded a gross margin of $260,303 or 45.86% compared to $152,543 or 83.40% during the period ended June 30, 2015. During the three month period ended June 30, 2016, the Company incurred less cost of services relating to engineering costs in comparison to the prior year.

   During the six months ended June 30, 2016, the Company earned revenues from operations of $1,990,368 compared with revenues of $509,452 during the six months ended June 30, 2015.  The increase in revenues and gross profit margin is due to the fact that the Company earned increased revenues from the sale of Stealth cards, and also earned revenue from a new product introduced in the prior quarter, which is an emergency two way voice system that connects the user to 911. The increase in total revenue is net of a decrease in revenue from services of $211,518 during the six month period ended June 30, 2016 compared to the same period in 2015. For the six month period ended June 30, 2016, the Company recorded a gross margin of $1,191,138 or 59.85% compared to $374,358 or 73.48% during the period ended June 30, 2015. During the six month period ended June 30, 2016, the Company incurred less cost of services relating to engineering costs in comparison to prior year.

Operating Expenses and Net Loss

Operations

During the three months ended June 30, 2016, the Company incurred operating expenses from operations of $505,170 compared with $238,769 during the three months ended June 30, 2015.  The increase is due to an increase of $55,236 in consulting fees incurred to new consultants for business and financial consulting services as per new consulting agreements which were not incurred in the prior year, $2,899 in payroll costs as the Company increased salaries and benefits incurred to the President and Chief Financial Officer of the Company in comparison to prior year, and $33,850 in professional fees for legal services relating to legal disputes which only arose during the prior and current quarters, $2,600 in research and development costs relating to the development of new products, and $171,815 of general and administrative fees due to increased overall office costs as compared to prior year.

During the six months ended June 30, 2016, the Company incurred operating expenses from operations of $2,255,501 compared with $515,512 during the six months ended June 30, 2015.  The increase is due to an increase of $987,437 in consulting fees incurred to new consultants for business and financial consulting services as per new consulting agreements, as well as share-based compensation to the President and Chief Financial Officer of the Company for business consulting services which were not incurred in the prior year, $122,986 in payroll costs as the Company increased salaries and benefits incurred to the President and Chief Financial Officer of the Company in comparison to prior year, and $42,996 in professional fees for legal services relating to legal disputes which only arose during the prior and current quarters, $2,600 in research and development costs relating to the development of new products and $583,566 of general and administrative fees due to increased overall office costs as compared to prior year.

Net Income (Loss)

For the three months ended June 30, 2016, the Company had a net income of $153,703 and basic and diluted net income per share of $0.00. In addition to operating expenses from operations, the Company also incurred a gain of $48,479 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture and a $375,118 from make whole expense, offset by interest expense of $25,027 relating to interest charges incurred on its convertible debentures. For the three months ended June 30, 2015, the Company had a net loss of $507,120 and basic and diluted net loss per share of $0.02. In addition to operating expenses from operations, the Company also incurred make whole income of $188,601, offset by a loss of $385,851 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture and interest expense of $309,870 relating to interest charges incurred on its' convertible debentures.

For the six months ended June 30, 2016, the Company had a net loss of $732,147 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred a gain of $399,465 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, offset by a make whole expense of $14,026 and interest expense of $53,223 relating to interest charges incurred on its convertible debentures. For the six months ended June 30, 2015, the Company had a net loss of $719,412 and basic and diluted net loss per share of $0.02. In addition to operating expenses from operations, the Company also incurred a gain related to the forgiveness of debt of $3,061 and make whole income of $239,683, offset by a loss of $278,562 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture and interest expense of $542,440 relating to interest charges incurred on its' convertible debentures.

Liquidity and Capital Resources

As at June 30, 2016, the Company had cash of $138,411 and total current assets of $832,493 compared with cash of $388,183 and total current assets of $1,193,612 at December 31, 2015. The decrease in cash is attributed to increase in cost of goods sold and operating expenses. The overall decrease in total current assets is due to decrease of $249,772 in cash, $281,462 in receivables from revenue generated by the Company, and $297,305 in prepaid inventory, net of an increase of $194,444 in accounts receivables – related party, $155,761 in prepaid expense, and $117,215 in inventory.

The overall working capital deficit decreased from $1,607,626 at December 31, 2015 to $1,346,258 at June 30, 2016 due in part to decreases in accounts payable and accrued liabilities, accounts payable – related party, loans payable, convertible debentures, and derivative liability relating to the fair value of the floating conversion price of the convertible debenture. These decreases were offset by an increase in deferred revenue, amounts due to related parties, and liability for shares issuable – related party.

Cashflow from Operating Activities

During the six months ended June 30, 2016, the Company used $48,034 of cash for operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.   Comparatively, the Company used cash of $135,528 during the six months ended June 30, 2015. The decrease of cash used by operating activities is largely due to the Company earning higher revenue from the sale of its Stealth products in comparison to its prior period.

Cashflow from Investing Activities

During the six months ended June 30, 2016 the Company used $2,247 for investing activities to acquire intangible assets compared to the Company using $nil for investing activities during the six months ended June 30, 2015,

Cashflow from Financing Activities

During the six months ended June 30, 2016, the Company used $199,491 of cash for financing activities, compared with $nil used during the six months ended June 30, 2015. The increase in cash used for financing activities relate to repayments made towards loans payable and convertible debentures outstanding.

Convertible Promissory Note

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $70,159 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $120,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As June 30, 2016, the carrying value of the debenture was $255,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $75,903 (December 31, 2015 - $304,860).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $13,661 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $30,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2016, the carrying value of the debenture was $8,258 (December 31, 2015 - $38,258) and the fair value of the derivative liability was $3,142 (December 31, 2015 - $65,853). During the period ended June 30, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2016, accrued interest of $20,985 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended June 30, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended June 30, 2016, the Company repaid $30,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2016, the carrying value of the debenture was $45,000 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $12,739 (December 31, 2015 - $120,536). During the period ended June 30, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

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

There was no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

a)	Effective June 16, 2016, the Company issued 2,965,558 common shares with a fair value of $59,311 to unrelated parties for consulting services.
b)    On March 17, 2016, we entered into a Consulting Agreement with Still Goin Inc. by which we agreed to pay Still Goin Inc. 7.5% of our outstanding shares of common stock in consideration of Still Goin Inc. providing advisory services to us.  The terms of the share issuance is as follows:

2.5% upon the execution of the Consulting Agreement;
2.5% upon the effective of the registration statement to be filed by us to issue the shares; and,
2.5% ninety days after the effectiveness of the registration statement.

After executing the consulting agreement we incorrectly issued 2,302,229 restricted shares of common stock to Still Goin Inc.  The amount was subsequently corrected and the previous stock issuance was cancelled.  Thereafter, on July 25, 2016,  we issued 1,482,779 restricted shares of common stock to Still Goin Inc.

The foregoing shares were issued to Still Goin Inc. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We failed to file a Form 8-K at the time the foregoing agreement was entered into by us (March 17, 2016) and we failed to file a Form 8-K when we issued the corrected number of shares on July 25, 2016.

On March 17, 2016, we entered into a Consulting Agreement with Type A Partners Inc.  by which we agreed to pay Type A Partners Inc. 7.5% of our outstanding shares of common stock in consideration of Type A Partners providing advisory services to us.  The terms of the share issuance is as follows:

2.5% upon the execution of the Consulting Agreement;
2.5% upon the effective of the registration statement to be filed by us to issue the shares; and,
2.5% ninety days after the effectiveness of the registration statement.

After executing the consulting agreement, we incorrectly issued 2,302,229 restricted shares of common stock to Type A Partners Inc.  The amount was subsequently corrected and the previous stock issuance was cancelled.  Thereafter, on July 25, 2016, we issued 1,482,779 restricted shares of common stock to Type A Partners Inc.

The foregoing shares were issued to Type A Partners Inc. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We failed to file a Form 8-K at the time the foregoing agreement was entered into by us (March 17, 2016) and we failed to file a Form 8-K when we issued the corrected number of shares on July 25, 2016.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES.

None.

ITEM 5.               OTHER INFORMATION.

The foregoing shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended and no Form 8-K was filed in conjunction therewith.

a)	Effective June 16, 2016, the Company issued 2,965,558 common shares with a fair value of $59,311 to unrelated parties for consulting services.
b)    On March 17, 2016, we entered into a Consulting Agreement with Still Goin Inc. by which we agreed to pay Still Goin Inc. 7.5% of our outstanding shares of common stock in consideration of Still Goin Inc. providing advisory services to us.  The terms of the share issuance is as follows:

2.5% upon the execution of the Consulting Agreement;
2.5% upon the effective of the registration statement to be filed by us to issue the shares; and,
2.5% ninety days after the effectiveness of the registration statement.

After executing the consulting agreement we incorrectly issued 2,302,229 restricted shares of common stock to Still Goin Inc.  The amount was subsequently corrected and the previous stock issuance was cancelled.  Thereafter, on July 25, 2016,  we issued 1,482,779 restricted shares of common stock to Still Goin Inc.

The foregoing shares were issued to Still Goin Inc. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We failed to file a Form 8-K at the time the foregoing agreement was entered into by us (March 17, 2016) and we failed to file a Form 8-K when we issued the corrected number of shares on July 25, 2016.

On March 17, 2016, we entered into a Consulting Agreement with Type A Partners Inc.  by which we agreed to pay Type A Partners Inc. 7.5% of our outstanding shares of common stock in consideration of Type A Partners providing advisory services to us.  The terms of the share issuance is as follows:

2.5% upon the execution of the Consulting Agreement;
2.5% upon the effective of the registration statement to be filed by us to issue the shares; and,
2.5% ninety days after the effectiveness of the registration statement.

After executing the consulting agreement, we incorrectly issued 2,302,229 restricted shares of common stock to Type A Partners Inc.  The amount was subsequently corrected and the previous stock issuance was cancelled.  Thereafter, on July 25, 2016, we issued 1,482,779 restricted shares of common stock to Type A Partners Inc.

The foregoing shares were issued to Type A Partners Inc. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We failed to file a Form 8-K at the time the foregoing agreement was entered into by us (March 17, 2016) and we failed to file a Form 8-K when we issued the corrected number of shares on July 25, 2016.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.			10.1	X
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.			10.2	X
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August, 2016.

STEALTH TECHNOLOGIES, INC. (formerly, Excelsis Investments, Inc.)

BY:	BRIAN McFADDEN
Brian McFadden
President, Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.			10.1	X
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.			10.2	X
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X