Form 10-Q
period 2016-09-30
STEALTH TECHNOLOGIES, INC.
filed 2016-11-18
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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
96,593,278 as of November 14, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

STEALTH TECHNOLOGIES, INC.
(formerly Excelsis Investments, Inc.)

Consolidated Financial Statements

For the periods ended September 30, 2016 and December 31, 2015

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

Index to Financials
STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Balance Sheets

	September 30, 2016 $	December 31, 2015 $
	(unaudited)

ASSETS

Cash	917,535	388,183
Accounts receivable	75,787	407,231
Accounts receivable – related party	316,944	5,000
Prepaid expenses	162,169	2,309
Inventory	139,196	93,584
Prepaid inventory	–	297,305

Total Current Assets	1,611,631	1,193,612

Intangible assets, net	139,430	247,654

Total Assets	1,751,061	1,441,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	1,196,650	557,589
Accounts payable – related party	51,366	245,270
Deferred revenue	146,250	–
Derivative liabilities	72,371	491,249
Loans payable	120,000	139,491
Due to related parties	131,943	48,148
Liability for shares issuable – related party	1,126,513	831,233
Convertible debentures	272,514	488,258

Total Current Liabilities	3,117,607	2,801,238

Loan payable - related party	75,000	75,000

Total Liabilities	3,192,607	2,876,238

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 91,943,278 and 59,311,165 common shares, respectively	91,943	59,311

Additional paid-in capital	2,350,354	1,459,090

Accumulated deficit	(3,884,843)	(2,954,373)

Total Stockholders' Deficit	(1,441,546)	(1,434,972)

Total Liabilities and Stockholders' Deficit	1,751,061	1,441,266
(The accompanying notes are an integral part of these consolidated interim financial statements)

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2016 $	Three months ended September 30, 2015 $	Nine months ended September 30, 2016 $	Nine months ended September 30, 2015 $

Revenue of goods	1,192,845	193,173	2,946,269	244,163
Revenue of goods – related party	–	–	–	10,000
Revenue of services	–	–	–	23,862
Revenue of services – related party	117,500	191,000	354,444	615,600
Cost of goods sold	(541,551)	(29,935)	(1,340,781)	(40,829)
Cost of goods sold – related party	(7,025)	–	(7,025)	(2,700)
Cost of services – related party	–	(11,050)	–	(132,550)

Gross Margin	761,769	343,188	1,952,907	717,546

Operating Expenses

Amortization	37,092	37,093	110,471	110,068
Consulting	15,317	70,195	986,159	127,334
General and administrative	425,719	141,068	1,271,377	329,426
Payroll	138,025	60,027	394,510	193,526
Professional fees	38,485	7,750	145,022	71,291
Research and development	41,054	–	43,654	–

Total Operating Expenses	695,692	316,133	2,951,193	831,645

Income (Loss) Before Other Income (Expense)	66,077	27,055	(998,286)	(114,099)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	19,413	(11,297)	418,878	(289,859)
Gain on forgiveness of debt	19,988	88,554	19,988	91,615
Interest expense	(22,547)	(30,887)	(75,770)	(573,327)
Make whole income (expense) - related party	(281,254)	232,428	(295,280)	472,111

Total Other Income (Expense)	(264,400)	278,798	67,816	(299,460)
Net Income (Loss)	(198,323)	305,853	(930,470)	(413,559)

Net Income (Loss) per Share – Basic and Diluted	–	0.01	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic	91,943,278	49,430,094	81,822,703	37,482,725

Weighted Average Shares Outstanding – Diluted	91,943,278	93,175,856	81,822,703	37,482,725

(The accompanying notes are an integral part of these consolidated interim financial statements)

Index to Financials
STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Cashflows
(unaudited)

	Nine months ended September 30, 2016 $	Nine months ended September 30, 2015 $
Operating Activities

Net loss for the period	(930,470)	(413,559)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	–	271,460
Amortization of customer list	110,471	110,068
Amortization of deferred financing costs	–	1,703
Change in fair value of make whole expense - related party	295,280	–
Default penalty on convertible debenture	–	228,505
Gain on forgiveness of debt	(19,988)	(91,615)
Imputed interest	4,504	4,488
Issuance of shares for employee bonuses	671,831	–
Issuance of shares for services	247,561	15,000
Liability for shares issuable – related party	–	(472,111)
Loss (gain) on change in fair value of derivative liabilities	(418,878)	289,859

Changes in operating assets and liabilities:

Accounts receivable	331,444	(80,351)
Accounts receivable – related party	(311,944)	63,000
Prepaid expenses	(159,860)	–
Inventory	(45,612)	(86,267)
Prepaid inventory	297,305	–
Accounts payable and accrued liabilities	653,305	51,920
Accounts payable – related party	(193,904)	36,208
Deferred revenue	146,250	–
Due to related parties	83,795	(61,291)

Net cash provided by (used in) operating activities	761,090	(132,983)

Investing Activities

Acquisition of intangible assets	(2,247)	–

Net cash provided by (used in) investing activities	(2,247)	–

Financing Activities

Proceeds from issuance of loan payable	–	67,000
Repayments of loans payable	(19,491)	(10,355)
Repayments of convertible debentures	(210,000)	–

Net cash used in financing activities	(229,491)	56,645

Increase (decrease) in cash	529,352	(76,338)

Cash, beginning of period	388,183	189,104

Cash, end of period	917,535	112,766

Non-cash transactions
Common shares issued for convertible notes and accrued interest	–	209,969
Reclassification of derivative liability to APIC	–	197,614

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–
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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at September 30, 2016, there has been no activity within the subsidiary.

On May 19, 2016, the Company's wholly-owned subsidiary, Mobile Dynamic Marketing, Inc. changed its name to Stealth Card Inc.

On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business (continued)

These consolidated interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2016, the Company has a working capital deficit of $1,505,976 and an accumulated deficit of $3,884,843. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)        Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of product. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of September 30, 2016, 2016 and December 31, 2015, the Company had no allowances for doubtful accounts.

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

e)     Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the period ended September 30, 2016, the Company incurred $110,471 (2015 - $110,068) in amortization expense.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

f)         Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2016, the Company had 15,211,557 (December 31, 2015 – 28,280,185) potentially dilutive common shares from potential shares issuable for outstanding convertible debentures.

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

i)      Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of September 30, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	917,535	–	–	–
Liability for shares issuable – related party	(1,126,513)	–	–	(295,280)
Derivative liabilities	–	–	(72,371)	418,878

Total	(208,978)	–	(72,371)	123,598

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	388,183	–	–	–
Liabilities for shares issuable – related party	(831,233)	–	–	(318,132)
Derivative liabilities	–	–	(491,249)	(341,192)

Total	(443,050)	–	(491,249)	(659,324)

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

i)        Financial Instruments (continued)

As of September 30, 2016, the Company had a derivative liability amount of $72,371 (December 31, 2015 – $491,249) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $418,878 (December 31, 2015 – loss of $341,192).

3.     Convertible Debenture

a)    On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $84,698 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $140,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As September 30, 2016, the carrying value of the debenture was $235,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $62,309 (December 31, 2015 - $304,860).

b)   On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $14,245 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $32,514 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. During the period ended September 30, 2016, $19,988 in principal and interest was forgiven. As at September 30, 2016, the carrying value of the debenture was $nil (December 31, 2015 - $38,258) and the fair value of the derivative liability was $nil (December 31, 2015 - $65,853). During the period ended September 30, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

3.       Convertible Debentures (continued)

c)   On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $23,872 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $37,486 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at September 30, 2016, the carrying value of the debenture was $37,514 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $10,062 (December 31, 2015 - $120,536). During the period ended September 30, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

4.     Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period September 30, 2016, the Company recorded a gain on the change in fair value of derivative liability of $418,878 (December 31, 2015 – loss of $341,192). As at September 30, 2016, the Company recorded a derivative liability of $72,371 (December 31, 2015 - $491,249).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2016:

•	The range of stock prices for the valuation of the derivative instruments at September 30, 2016 ranged from $0.034 to $0.030 per share of common stock.
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 70%, 80%, and 90%.
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 351% - 306%
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2015	491,249
Gain in change in fair value of the derivative	(418,878)

Balance, September 30, 2016	72,371

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

5.       Related Party Transactions

a)     As at September 30, 2016, the Company was owed $316,944 (December 31, 2015 - $5,000) from product sales revenue from a significant shareholder which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)     As at September 30, 2016, the Company owed $67,079 (December 31, 2015 - $25,150) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)     As at September 30, 2016, the Company owed $64,864 (December 31, 2015 - $22,998) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

d)     As at September 30, 2016, the Company recorded a liability for shares issuable of $1,126,513 (December 31, 2015 - $831,233) relating to 46,064,956 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended September 30, 2016, the Company recorded $295,279 (December 31, 2015 – loss of $318,132) as a gain in the fair value of the shares issuable to the significant shareholder

e)     As at September 30, 2016, the Company owed $75,000 (December 31, 2015 - $75,000) to a significant shareholder for a loan payable. The loan is unsecured, non-interest bearing, and due on July 25, 2017.

f)      During the period ended September 30, 2016, the Company generated revenues from services of $354,444 (December 31, 2015 - $837,100) from a significant shareholder.

g)     During the period ended September 30, 2016, the Company incurred payroll expense of $394,510 (December 31, 2015 - $267,495) to management and officers of the Company.

h)   During the period ended September 30, 2016, the Company incurred bonuses on sales of stealth cards of $182,198 (December 31, 2015 - $nil) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

i)      During the nine months ended September 30, 2016, the Company issued 23,166,555 (December 31, 2015 – nil) common shares with a fair value of $671,831 (December 31, 2015 - $nil) to management and officers of the Company which has been included in consulting expenses.

j)      During the nine months ended September 30, 2016, the Company incurred engineering expense of $7,025 (December 31, 2015 - $132,550), which was included in cost of goods sold, and research and development costs of $42,600 (December 31, 2015 - $nil) to a company owned by the mother of the President of the Company. As at September 30, 2016, the Company owed $51,366 (December 31, 2015 - $245,270) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

6.       Loans Payable

a)    On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at September 30, 2016, the Company had received loan proceeds of $75,000 (December 31, 2015 - $75,000). During the period ended September 30, 2016, the Company recorded imputed interest of $4,504 (December 31, 2015 - $6,000).

b)    At September 30, 2016, the Company owes $nil (December 31, 2015 - $19,491) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in installments of $792 payable on each business day.

c)    At September 30, 2016, the Company owes $120,000 (December 31, 2015 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)

7.        Common Shares

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

8.       Commitment and Contingencies

a)   On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plaintiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. However, the Company asserts that they have not received any notices in regards to these claims until September of 2015. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700. As at September 30, 2016, the Company accrued the expense as other loss and has included the liability in accounts payables and accrued liabilities.

b)   On February 2, 2016, the Company and three debt holders entered into a settlement agreement, where the Company agrees to pay $30,000 to the debt holders on or before the third day of each subsequent month until the entire balance is repaid by the Company. Refer to Note 3(a), (b), and (c).

c)   On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at September 30, 2016.

d)   On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at September 30, 2016.

9.     Subsequent Events

a)     On October 1, 2016, the Company issued 4,650,000 common stock of the Company to an unrelated party to settle debt in the amount of $100,000.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2016 $	December 31, 2015 $
Current Assets	1,611,631	1,193,612
Current Liabilities	3,117,607	2,801,238
Working Capital (Deficit)	(1,505,976)	(1,607,626)

Cash Flows

	September 30, 2016 $	September 30, 2015 $
Cash Flows provided by (used in) Operating Activities	761,090	(132,983)
Cash Flows used in Investing Activities	(2,247)	Nil
Cash Flows provided by (used in) Financing Activities	(229,491)	56,645
Net Decrease in Cash During Period	529,352	(76,338)

Operating Revenues

During the three months ended September 30, 2016, the Company earned revenue from operations of $1,310,345 compared with revenue of $384,173 during the three months ended September 30, 2015. The increase in revenue and gross profit margin is due to the fact that the Company earned increased revenue from the sale of Stealth cards, and also earned revenue from a new product introduced in the first quarter of fiscal 2015, which in an emergency two way voice system that connects the user to 911. The increase in total revenue is net of a decrease in revenue from services of $73,500 during the three month period ended September 30, 2016 compared to the same period in 2015. For the three month period ended September 30, 2016, the Company recorded a gross margin of $761,769 or 58.13% compared to $343,188 or 89.33% during the period ended September 30, 2015. During the three month period ended September 30, 2016, the Company incurred higher cost of goods relating to the new product sold which was not available in the prior year.

During the nine months ended September 30, 2016, the Company earned revenue from operations of $3,300,713 compared with revenue of $893,625 during the nine months ended September 30, 2015. The increase in revenue is due to the fact that the Company earned increased revenue from the sale of Stealth cards, and also earned revenue from a new product introduced in the first quarter of fiscal 2015, which is an emergency two way voice system that connects the user to 911. During the nine months period ended September 30, 2016, the Company incurred cost of goods sold of $1,347,806 compared to $176,079 during the nine months ended September 30, 2015. For the nine month period ended September 30, 2016, the Company recorded a gross margin of $1,952,907 or 59.17% compared to $717,546 or 80.30% during the period ended September 30, 2015. During the three month period ended September 30, 2016, the Company incurred higher cost of goods relating to the new product sold which was not available in the prior year.

Operating Expenses and Net Loss

Operations

During the three months ended September 30, 2016, the Company incurred operating expenses from operations of $695,692 compared with $316,133 during the three months ended September 30, 2015.  The increase is due to an increase of $232,085 in general and administrative expense due to an increase in overall office costs, $77,998 in payroll expense as increased salaries and benefits were incurred to the President and Chief Financial Officer of the Company in comparison to prior year, $30,735 in professional fees for legal services relating to legal disputes which only arose since the beginning of the current fiscal year, and $41,054 for engineering fee $55,236 relating to the development of Stealth cards. The increase is net of a decrease in $54,878 for consulting fee as less business and financial consulting services were received in the current year.

During the nine months ended September 30, 2016, the Company incurred operating expenses from operations of $2,951,193 compared with $831,645 during the nine months ended September 30, 2015.  The increase is due to an increase of $858,825 in consulting fees incurred to new consultants for business and financial consulting services as per new consulting agreements, as well as share-based compensation to the President and Chief Financial Officer of the Company for business consulting services which were not incurred in the prior year, $200,984 in payroll costs as the Company increased salaries and benefits incurred to the President and Chief Financial Officer of the Company in comparison to prior year, and $73,731 in professional fees for legal services relating to legal disputes which only arose during fiscal 2016, $43,654 in research and development costs relating to the development of new products and $941,951 of general and administrative fees due to increased overall office costs as compared to prior year.

Net Income (Loss)

For the three months ended September 30, 2016, the Company had net loss of $198,323 and basic and diluted net loss per share of $0.00. In addition to operating expenses from operations, the Company also incurred a gain of $19,413 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, gain of $19,988 in forgiveness of convertible debentures, offset by $281,254 in make whole expense and $22,547 in interest expense relating to interest charges incurred on its convertible debentures. For the three months ended September 30, 2015, the Company had a net income of $305,853 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred make whole income of $232,428, gain of $88,554 in forgiveness of debt relating to outstanding convertible debentures, offset by a loss of $11,297 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture and interest expense of $30,887 relating to interest charges incurred on its' convertible debentures.

For the nine months ended September 30, 2016, the Company had a net loss of $930,470 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred a gain of $418,878 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, gain of $19,988 in forgiveness of convertible debentures, offset by a make whole expense of $295,280 and interest expense of $75,770 relating to interest charges incurred on its convertible debentures. For the nine months ended September 30, 2015, the Company had a net loss of $413,559 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred a gain related to the forgiveness of debt of $91,615 and make whole income of $472,111, offset by a loss of $289,859 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture and interest expense of $573,327 relating to interest charges incurred on its' convertible debentures.

Liquidity and Capital Resources

As at September 30, 2016, the Company had cash of $917,535 and total current assets of $1,611,631 compared with cash of $388,183 and total current assets of $1,193,612 at December 31, 2015. The increase in cash is attributed to revenue earned from operations and delaying payments on outstanding accounts payable balances, net of amounts paid for cost of goods sold and operating expenses. The overall increase in total current assets is due to increase of $529,352 in cash, $311,944 in receivable - related party, $159,860 in prepaid expense, $45,612 in inventory, net of a decrease in $331,444 in accounts receivable, and $297,305 in prepaid inventory.

The overall working capital deficit decreased from $1,607,626 at December 31, 2015 to $1,505,976 at September 30, 2016 due in part to decreases in accounts payable – related party, loans payable, convertible debentures, and derivative liability relating to the fair value of the floating conversion price of the convertible debenture. These decreases were offset by increases in accounts payable and accrued liabilities due to delaying payments on outstanding accounts payable balances, deferred revenue, amounts due to related parties, and liability for shares issuable – related party.

Cashflow from Operating Activities

During the nine months ended September 30, 2016, the Company earned $761,090 of cash from operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.   Comparatively, the Company used cash of $132,983 during the nine months ended September 30, 2015. The decrease of cash used by operating activities is largely due to the Company earning higher revenue from the sale of its Stealth products and a new product in comparison to its prior period and due to delaying payments on outstanding accounts payable balances.

Cashflow from Investing Activities

During the nine months ended September 30, 2016 the Company used $2,247 for investing activities to acquire intangible assets compared to the Company using $nil for investing activities during the nine months ended September 30, 2015.

Cashflow from Financing Activities

During the nine months ended September 30, 2016, the Company used $229,491 of cash for financing activities, compared with $56,645 in cash being provided from financing activities during the nine months ended September 30, 2015. The increase in cash used for financing activities relate to repayments made towards loans payable and convertible debentures outstanding.

Convertible Promissory Note

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $84,698 (December 31, 2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $88,357) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $140,000 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As September 30, 2016, the carrying value of the debenture was $235,000 (December 31, 2015 - $375,000) and the fair value of the derivative liability was $62,309 (December 31, 2015 - $304,860).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $14,245 (December 31, 2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $46,652) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $32,514 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. During the period ended September 30, 2016, $19,988 in principal and interest was forgiven. As at September 30, 2016, the carrying value of the debenture was $nil (December 31, 2015 - $38,258) and the fair value of the derivative liability was $nil (December 31, 2015 - $65,853). During the period ended September 30, 2016, the Company amortized $nil (December 31, 2015 - $285) in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2016, accrued interest of $23,872 (December 31, 2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the period ended September 30, 2016, the Company had amortized $nil (December 31, 2015 - $47,044) of the debt discount to interest expense. During the period ended September 30, 2016, the Company repaid $37,486 (December 31, 2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at September 30, 2016, the carrying value of the debenture was $37,514 (December 31, 2015 - $75,000) and the fair value of the derivative liability was $10,062 (December 31, 2015 - $120,536). During the period ended September 30, 2016, the Company amortized $nil (December 31, 2015 - $288) in financing costs.

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

There was no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.                  LEGAL PROCEEDINGS.

a)
On February 19, 2016, unbeknownst to us, a $19,700 default judgment was rendered against us in the case of George Sharp v. Xumanii et al., Case No. 37-2013-00048310, pending in the Superior Court of the State of California.  We have filed a motion in that case to vacate the judgment alleging that we were never served with process and the Superior Court never had jurisdiction of the matter.  The motion is currently pending and the Court has not ruled upon the same.

b)
An action was initiated against us in Scanner Guard Corporation v. Excelsis Investments, Inc., et al., Case No. 16-516, pending in the United States District Court for the Eastern District of Pennsylvania wherein Scanner Guard alleges that we made false statements about our stealth card.  The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with our stealth cards. We filed an answer to Scanner's complaint, denying the allegations in Scanner's complaint and have asserted certain affirmative defenses.  We intend to vigorously defend this matter.

c)
An action was initiated against us in The Marketing Source, Inc. v. Mobile Dynamic Marketing, Inc., a Florida corporation, et al, Case No. 2016-000823-CI, pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida wherein The Marketing Source alleges that we breached the terms a Marketing Agreement and as a result The Marketing Source is entitled to an unspecified amount of damages, an accounting, and an injunction.  We deny The Marketing Source's allegations and intend to vigorously defend this action.

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  MINE SAFETY DISCLOSURES.

None.

ITEM 5.                  OTHER INFORMATION.

None

ITEM 6.                  EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	8/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension – Schema.	X
101.CAL	XBRL Taxonomy Extension – Calculations.	X
101.DEF	XBRL Taxonomy Extension – Definitions.	X
101.LAB	XBRL Taxonomy Extension – Labels.	X
101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November, 2016.

STEALTH TECHNOLOGIES, INC. (formerly Excelsis Investments, Inc.)

BY:	BRIAN McFADDEN
Brian McFadden
President, Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	8/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X