Form 10-K
period 2016-12-31
STEALTH TECHNOLOGIES, INC.
filed 2017-04-17
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission file number 000-54635

STEALTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2758155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2016: $1,838,865.

As of April 12, 2017, 96,593,278 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

General

We are engaged in the business of identifying and capitalizing on emerging technology and associated markets. Currently, our operations are focused on product development and sales in the security and personal protection businesses. Utilizing our technologies, we plan to expand in this market with additional consumer products and business technologies that provide companies and individuals with new information protection solutions.

Our first consumer product in this category, the Stealth Card, is designed to protect the EMV chip in a consumer's credit card from "electronic pickpocketing" that uses a smartphone, credit card reader, or RFID antenna to remotely access data stored on the consumer's EMV "Smartchip".  This data includes an individual's credit card number, name, and provides the potential criminal with access to a card's EMV frequency, which allows them to use a card "skimmer" to make transactions on a consumer's credit card without ever taking physical possession. Due to these sophisticated new threats, Stealth Card Inc has focused on building an array of technology around protecting the consumer's data from current and future potentially compromising events.

Subsequent to the launch of Stealth Card, we have brought to market the 911 Help Now, a comprehensive emergency alert system designed to accompany a consumer's lifestyle everywhere they go while providing 24/7 emergency response 2-way voice communication activated by a "one touch" emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge.

Following the success of the 911 Help Now product we have launched 911 Help Now 2.0. This second generation product has additional enhancements to include waterproofing, GPS technology as well as running on a 3G network. These additional benefits directly address the customer requests that we received during the sales process of the first product, now allowing us to provide the end user a range of features as well as two competitive price points.

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

The Personal Emergency Response marketplace is a large and fragmented market which has many competitors with larger financial resources than us. Our differentiating factor in this space is our no monthly fee sales model. As such, we intend on making our presence known through establishing marketing and advertising campaigns leveraged off our earlier product sales.

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

Customers

Currently we sell to both the consumer and business-to-business markets. We intend to continue to focus on both verticals of sales with our marketing strategies. Methods used to sell consumers is primarily through direct-to-consumer marketing and sales relationships. Methods to sell business-to-business sale takes place at the customer's location. Retention of the customer depends on the strength of our relationship, the satisfaction in the product, and increase to their existing business through our product integration.

Market and Revenue Generation

The company has launched its marketing plan in two primary verticals. The first is direct to consumer. The primary marketing strategy for consumer marketing is through strategic relationships we have developed with highly visible multimedia sales entities. In order to continue this sales strategy, we must continually develop new marketing plans and corresponding budgets. Our second market vertical is business-to-business sales. This is accomplished through affinity sales and private label branding. In order to continue this revenue stream the company must continue to develop marketing materials and acquire advertising.

Employees

We have 2 full time employees. Additionally, we use numerous contractors to handle the design, manufacturing and fulfillment of product.

Seasonality and Cyclical Nature of our Business

Our business experiences small seasonality around the Holiday season. Due to the type of products that we sell, we expect to see increased sales around the holiday gift giving season. We do not expect to see any seasonality in our business-to-business market.

Our Office

We lease space for our offices that are located 801 West Bay Drive, Suite 470, Largo, Florida 33770 and our telephone number is (727) 330-2731. We lease our offices from Candia West Bay LLC pursuant to a written lease dated December 1, 2012. The term of our lease is month-to-month. Our monthly rent is $1,092.

Convertible Promissory Notes

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2016, accrued interest of $27,461 (2015 - $36,416) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $140,650 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement. During the year ended December 31, 2016, the Company had amortized $nil (2015 - $88,357) of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $180,000 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As December 31, 2016, the carrying value of the debenture was $70,000 (2015 - $375,000) and the fair value of the derivative liability was $1,830 (2015 - $304,860).

On June 23, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 22, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 20, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2016, accrued interest of $nil (2015 - $10,267) has been recorded in accounts payable and accrued liabilities.

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $16,820 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement. During the year ended December 31, 2016, the Company had amortized $nil (2015 - $46,652) of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $32,514 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2016, the carrying value of the debenture was $nil (2015 - $38,258) and the fair value of the derivative liability was $nil (2015 - $65,853). During the year ended December 31, 2016, the Company amortized $nil (2015 - $285) in financing costs.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2016, accrued interest of $2,613 (2015 - $13,854) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $30,202 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement.  During the year ended December 31, 2016, the Company had amortized $nil (2015 - $47,044) of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $57,486 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2016, the carrying value of the debenture was $nil (2015 - $75,000) and the fair value of the derivative liability was $114 (2015 - $120,536). During the year ended December 31, 2016, the Company amortized $nil (2015 - $288) in financing costs.

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

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol "STTH". The shares of common stock began trading in the first quarter of 2011. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter: 10/01/16 to 12/31/16	0.03	0.02
Third Quarter: 07/01/16 to 09/30/16	0.05	0.02
Second Quarter: 04/01/16 to 06/30/16	0.03	0.02
First Quarter: 01/01/16 to 03/31/16	0.04	0.02
Fiscal Year –2015	High Bid	Low Bid
Fourth Quarter: 10/01/15 to 12/31/15	0.035	0.001
Third Quarter: 07/01/15 to 09/30/15	0.034	0.001
Second Quarter: 04/01/15 to 06/30/15	0.043	0.004
First Quarter: 01/01/15 to 03/31/15	0.003	0.003

Holders

On April 12, 2017, we had 23 shareholders of record of our common stock.

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

This Form 10-K does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the year ended December 31, 2016.  We will amend this Form 10-K as soon as we have prepared the required financial statements and the same have been audited by our auditors as required by Item 8.02 of Reg. S-X.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This Form 10-K does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the year ended December 31, 2016.  We will amend this Form 10-K as soon as we have prepared the required financial statements and the same have been audited by our auditors as required by Item 8.02 of Reg. S-X.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. MaloneBailey, LLP has audited our financial statements for the years ended December 31, 2016 and 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	31	President, Principal Executive Officer and a Director

Michelle Pannoni	49	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

Background of officers and directors

Brian McFadden

Since November 29, 2012, Brian McFadden has been our president, principal executive officer and a member of our board of directors. Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others. In December 2008, Mr. McFadden founded Rail Nine Media, a full service web design and marketing house that has worked with clients ranging from MTV's Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns. In April 2010, Mr. McFadden co-founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups. Mr. McFadden expanded his IRocNights customer base through the launch of Let's Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let's Stay Local focused on daily deals for the targeted younger generations. While at Let's Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled. Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden currently sits on the Board of Islet Sciences Inc.
Michelle Pannoni

Since November 29, 2012, Michelle Pannoni has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors. Ms. Pannoni attended Monroe Community College and Rochester Institute of Technology in Rochester, New York. Ms. Pannoni did not receive a degree from either institution. She subsequently began her professional career in Rochester New York, employing her accounting educational background, in various businesses. She expanded her career experience capitalizing on her marketing background and secured a marketing position in a hospitality enterprise with full accountability for all phases of marketing management, promotions and sales. Ms. Pannoni relocated to Florida for an opportunity as VP Marketing for a Marketing Group of various condominium tracts where she was responsible for the development, execution, and tracking of multiple web based marketing lead generation and sales programs. She continued to expand her business expertise, serving in the management, marketing, and accounting functions for various private and public venues, all with corporate objectives related to utilizing her skill set in the development and ongoing management of web based marketing services. In April of 2007, Ms. Pannoni launched her own unique retail business "Talk of the Town Accessories" which she developed, marketed, and brought to a profitable sale in September 2009. In October 2009, she became active as Florida Realtor specializing in the analysis, packaging, and web based marketing and sales of Commercial Real Estate venues including mixed use land sites, apartment and condominium conversion projects, marinas, and hospitality/hotel acquisition projects. In March of 2011, Ms. Pannoni launched her own web based marketing and design company – Trudico LLC, and simultaneously partnered with Brian McFadden, for the launch of Let's Stay Local, an Entertainment venue designed to leverage the Groupon Daily Deal phenomenon into a younger, recurring, local nightlife demographic. Ms. Pannoni and Mr. McFadden, subsequently launched the publicly traded entity today known as Stealth Technologies.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on our Form S-1 Registration Statement as filed with the Securities and Exchange Commission on October 7, 2010.

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

The following table sets forth the compensation paid by us for the last two years ended December 31, 2016 and 2015, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Brian McFadden	2016	273,340	97,397	381,830	0	0	0	0	752,567
President	2015	140,000	0	0	0	0	0	0	140,000

Michelle Pannoni	2016	273,340	97,397	290,000	0	0	0	0	660,737
Secretary & Treasurer	2015	140,000	0	0	0	0	0	0	140,000

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We have not paid any compensation to our directors in 2016.

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

The following table sets forth, as of December 31, 2016, the beneficial ownership of the outstanding common stock and preferred stock: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of December 31, 2016, there were 96,593,278 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden (1)	14,053,802	14.55%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

Michelle Pannoni (1)	14,053,802	14.55%	500,000	50.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (2 people)	28,107,604	29.10%	1,000,000	100.00%

May 2013 Trust	5,582,046	5.78%	0	0.00%
1347 Pond Lane
Hewlet Harbor, NY 11557

(1)
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

As at December 31, 2016, the Company was owed $59,926 (2015 - $5,000) from a significant shareholder which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, the Company owed $75,964 (2015 - $25,150) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, the Company owed $87,834 (2015 - $22,998) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, the Company recorded a liability for shares issuable of $843,616 (2015 - $831,233) relating to 34,574,439 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the year ended December 31, 2016, the Company recorded a $12,383 (2015 – $318,132) loss in the fair value of the shares issuable to the significant shareholder.

As at December 31, 2016, the Company owed $nil (2015 - $75,000) to a significant shareholder for a loan payable.

During the year ended December 31, 2016, the Company generated revenues of $461,315 (2015 - $837,100) from a significant shareholder.

During the year ended December 31, 2016, the Company incurred payroll expense of $546,680 (2015 - $267,495) to management and officers of the Company.

During the year ended December 31, 2016, the Company incurred bonuses on sales of stealth cards of $194,793 (2015 - $nil) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

During the year ended December 31, 2016, the Company issued 23,166,555 (2015 – nil) common shares with a fair value of $671,831 (2015 - $nil) to management and officers of the Company which has been included in consulting expenses.

During the year ended December 31, 2016, the Company incurred engineering expense of $7,025 (2015 - $132,550), which was included in cost of goods sold, and research and development costs of $96,877 (2015 - $nil) to a company owned by the mother of the President of the Company. As at December 31, 2016, the Company owed $9,587 (2015 - $245,270) to the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as accounts payable – related party.

In March 2016, we issued 13,166,555 shares of common stock to Brian McFadden in consideration of bonus compensation.  Brian McFadden is the brother-in-law of Michelle Pannoni, our secretary and treasurer.

In March 2016, we issued 10,000,000 shares of common stock to Michelle Pannoni in consideration of bonus compensation.  Michelle Pannoni is the sister-in-law of Brian McFadden, our president.

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

2016	$50,000	MaloneBailey, LLP
2015	$16,000	MaloneBailey, LLP

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.2	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.3	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	08/22/16	10.1
10.4	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	08/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this17th day of April, 2017.

STEALTH TECHNOLOGIES, INC.
(the "Registrant")

BY:	BRIAN McFADDEN
Brian McFadden
Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN McFADDEN	Member of the Board of Directors	April 17, 2017
Brian McFadden

MICHELLE PANNONI	Member of the Board of Directors	April 17, 2017
Michelle Pannoni

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.2	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.3	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	08/22/16	10.1
10.4	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	08/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.