Form 10-K/A
period 2016-12-31
STEALTH TECHNOLOGIES, INC.
filed 2017-04-26
CIK 1496818

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

As of April 12, 2017, 96,593,278shares of the registrant's common stock were outstanding.

REASON FOR AMENDMENT

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2016 $	December 31, 2015 $
Current Assets	1,929,891	1,193,612
Current Liabilities	2,475,947	2,801,238
Working Capital (Deficit)	(546,056)	(1,607,626)

Cash Flows

	Year ended December 31, 2016 $	Year ended December 31, 2015 $
Cash Flows from (used in) Operating Activities	360,522	179,588
Cash Flows from (used in) Investing Activities	(2,247)	–
Cash Flows from (used in) Financing Activities	(289,491)	19,491
Net Increase (decrease) in Cash During Period	68,784	199,079

Operating Revenues

During the year ended December 31, 2016, the Company recorded revenues of $5,675,657 compared to revenues of $2,254,318 for the year ended December 31, 2015. The increase is due to the fact that the Company increased its revenue from the sale of its stealth cards from prior year and also earned revenues from a new product, 911 Help Now, which is an emergency two way voice system that connects users to 911.  For the year ended December 31, 2016, the Company earned gross margin of $3,116,384 or 54.91% compared to $1,827,184 or 81.05% during the year ended December 31, 2015. The decrease in gross margin is due to the fact that the new 911 product earns a lower overall gross margin as compared to stealth cards.

Operating Expenses and Net Loss

During the year ended December 31, 2016, the Company incurred operating expenses of $3,835,257 compared to operating expenses of $1,693,442 for the year ended December 31, 2015. The increase in operating expenses is attributed to the fact that the Company increased operations during the year and required more overhead costs to support operations including an increase in general and administrative costs of $1,047,799, research and development costs of $96,877, and consulting expense of $634,386.  Furthermore, the Company had an increase in labor costs with a payroll expense increase of $248,618 from fiscal 2015.  The Company also recorded an increase in professional fees of $113,731 related to increases in accounting and audit fees for the increase in operations during the year, and in legal fees with respect to responses to SEC comment letters and for litigation claims against the Company.

For the year ended December 31, 2016, the Company recorded a net loss of $73,655 or $0.00 loss per share, compared with a net loss of $1,055,350 or $0.02 loss per share for the year ended December 31, 2015.  In addition to revenues and operating expenses, the Company recorded a gain of $489,305 (2015 – loss of $341,192) relating to the change in fair value of the derivative liabilities with respect to the conversion feature of the Company's outstanding convertible debentures. The Company also incurred interest expense of $26,981 (2015 - $535,931) relating to interest costs on the Company's short-term and long-term debt financings which decreased in fiscal 2016 as the convertible debentures and loans were either forgiven, repaid or converted into common shares of the Company. In addition, the Company also recorded a gain on forgiveness of debt of $187,672 (2015 - $25,863) for the forgiveness of debt. The amount forgiven in fiscal 2016 included $30,202 of principal and interest on the June 25, 2014 convertible debenture, $16,820 of principal and interest on the June 23, 2014 convertible debenture, and $140,650 of principal and interest on the June 20, 2014 convertible debenture.  The amount forgiven in fiscal 2015 related to accrued interest forgiven on convertible debentures dated January 23, 2014, March 25, 2014, June 13, 2014, and June 23, 2014. In addition, the Company recorded $12,383 (2015 - $318,132) for make whole expenses related to shares to be issued to a related party in respect to the acquisition of intangible assets.

Liquidity and Capital Resources

As at December 31, 2016, the Company had cash of $456,967 and total current assets of $1,929,891 compared with cash of $388,183 and total current assets of $1,193,612 at December 31, 2015. The increase in cash is attributed to revenue from general operations and sales as well as financing activities. In addition to the increase in cash, the increase in total current assets is due to an increase in $501,450 in accounts receivable which is due to an increase in overall sales revenue during fiscal 2016, and an increase in inventory of $302,934 to account for an increase in the amount of stealth cards on hand.  The increases were offset by a decrease of $136,889 in prepaid expenses and deposits related mainly for inventory items purchased in fiscal 2015 that were prepaid by the Company but had not been received.

As at December 31, 2016, the Company had total current liabilities of $2,475,947 compared to $2,801,238 at December 31, 2015.  The decrease in total current liabilities were attributed to decreases of $489,305 in derivative liabilities as the Company either repaid or converted the majority of outstanding convertible debentures during the year, a decrease of $418,258 in outstanding carrying values of convertible debentures, and a decrease of $19,491 in current loans payable due.  The decreases were offset by increases of $327,360 in accounts payable and accrued liabilities to third parties and related parties due to an overall increase in operating activity during the year, an increase of $146,370 for deferred revenue relating to payments received by the Company for transactions that have not met the revenue recognition criteria, and an increase of $115,650 in amounts due to related parties for outstanding management fees and compensation bonus owed to officers and directors of the Company.

The overall working capital deficit decreased from $1,607,626 at December 31, 2015 to $546,056 at December 31, 2016. The decrease in working capital deficit is mainly due to the settlement and forgiveness of outstanding loans payable and convertible debentures during the year, as well as the effects of the decrease in derivative liabilities as the Company had lower amounts of convertible debentures.

During the year ended December 31, 2016, the Company issued 4,650,000 common shares for the settlement of outstanding debt, issued 9,465,558 common shares for consulting services, and issued 23,166,555 common shares for employee bonuses to the President of the Company and the Chief Financial Officer of the Company.

Cashflow from Operating Activities

During the year ended December 31, 2016, the Company received cash proceeds of $360,522 from operating activities compared to proceeds received of $179,588 from operating activities for the year ended December 31, 2015. The increase in cash from operating activities was due to the fact that the Company increased operating activities during fiscal 2016 and has generated positive gross margins from the sale of stealth cards and other products.

Cashflow from Investing Activities

During the year ended December 31, 2016, the Company had $2,247 in investing activities. During the year ended December 31, 2015, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2016, the Company used $289,491 for financing activities which included $270,000 for the repayment of convertible debentures and $19,491 for the repayment of loans payable.  During the year ended December 31, 2015, the Company received $67,000 of proceeds from a loan payable to an unrelated party and repaid $47,509 to an outstanding loan.

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

STEALTH TECHNOLOGIES, INC.
(formerly Excelsis Investments, Inc.)

Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

Consolidated Financial Statement Index

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Stealth Technologies, Inc.
Largo, Florida

We have audited the accompanying consolidated balance sheets of Stealth Technologies, Inc. and its subsidiaries (collectively the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stealth Technologies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 25, 2017

Index to Financials
STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Balance Sheets

	December 31, 2016 $	December 31, 2015 $

ASSETS

Cash	456,967	388,183
Accounts receivable	853,755	407,231
Accounts receivable – related party	59,926	5,000
Prepaid expenses	162,725	2,309
Inventory	396,518	93,584
Prepaid inventory	–	297,305

Total Current Assets	1,929,891	1,193,612

Intangible assets, net	102,337	247,654

Total Assets	2,032,228	1,441,266

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	1,120,632	557,589
Accounts payable – related party	9,587	245,270
Deferred revenue	146,370	–
Derivative liabilities	1,944	491,249
Loans payable	120,000	139,491
Due to related parties	163,798	48,148
Liability for shares issuable – related party	843,616	831,233
Convertible debentures	70,000	488,258

Total Current Liabilities	2,475,947	2,801,238

Loan payable - related party	–	75,000

Total Liabilities	2,475,947	2,876,238

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 96,593,278 and 59,311,165 common shares, respectively	96,593	59,311

Additional paid-in capital	2,486,716	1,459,090

Accumulated deficit	(3,028,028)	(2,954,373)

Total Stockholders' Deficit	(443,719)	(1,434,972)

Total Liabilities and Stockholders' Deficit	2,032,228	1,441,266

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Operations

	Year ended December 31, 2016 $	Year ended December 31, 2015 $

Revenue of goods	5,214,342	1,393,355
Revenue of goods – related party	–	14,500
Revenue of services	–	23,863
Revenue of services – related party	461,315	822,600
Cost of goods sold	(2,357,455)	(290,714)
Cost of goods sold – related party	(201,818)	(3,870)
Cost of services – related party	–	(132,550)

Gross Margin	3,116,384	1,827,184

Operating Expenses

Amortization	147,564	147,160
Consulting	986,159	351,773
General and administrative	1,848,270	800,471
Payroll	546,680	298,062
Professional fees	209,707	95,976
Research and development	96,877	–

Total Operating Expenses	3,835,257	1,693,442

Income (Loss) Before Other Income (Expense)	(718,873)	133,742

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	489,305	(341,192)
Gain on forgiveness of debt	187,672	25,863
Interest expense	(26,981)	(535,931)
Loss on settlement of debt	(12,095)	–
Make whole expense with related party	(12,383)	(318,132)
Other gain (loss)	19,700	(19,700)

Total Other Income (Expense)	645,218	(1,189,092)
Net Loss	(73,655)	(1,055,350)

Net Loss per Share – Basic and Diluted	(0.00)	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	85,522,820	42,638,112

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials
STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Consolidated Statements of Cashflows

	Year ended December 31, 2016 $	Year ended December 31, 2015 $
Operating Activities
Net loss for the year	(73,655)	(1,055,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of customer list	147,564	147,160
Amortization of deferred financing costs	–	1,703
Amortization of discount on convertible debenture	–	271,460
Change in fair value of make whole expense with related party	12,383	318,132
Default penalty on convertible debenture	–	162,753
Gain on forgiveness of debt	(187,672)	(25,863)
Imputed interest	6,016	6,000
Issuance of shares for employee bonuses	671,831	–
Issuance of shares for services	247,561	59,550
Loss (gain) on change in fair value of derivative liabilities	(489,305)	341,192
Loss on settlement of debt	12,095	–
Other gain	(19,700)	–
Changes in operating assets and liabilities:
Accounts receivable	(446,524)	(389,731)
Accounts receivable – related party	(129,926)	82,500
Prepaid expenses	(160,416)	(2,500)
Inventory	(305,534)	16,184
Prepaid inventory	297,305	(390,889)
Accounts payable and accrued liabilities	752,162	437,083
Accounts payable – related party	(235,683)	237,780
Deferred revenue	146,370	–
Due to related parties	115,650	(37,576)

Net cash provided by operating activities	360,522	179,588

Investing Activities
Acquisition of intangible assets	(2,247)	–

Net cash used in investing activities	(2,247)	–

Financing Activities
Proceeds from issuance of loan payable	–	67,000
Repayments of loans payable	(19,491)	(47,509)
Repayments of convertible debentures	(270,000)	–

Net cash provided by (used in) financing activities	(289,491)	19,491

Increase in cash	68,784	199,079
Cash, beginning of period	388,183	189,104

Cash, end of period	456,967	388,183
Non-cash investing and financing activities
Common shares issued for convertible notes and accrued interest	–	209,969
Common shares issued for settlement of debt	139,500	–
Loan payable applied against amounts receivable - related party	75,000	–
Payment of accounts payable with inventory	30,005	–
Reclassification of derivative liability to APIC	–	197,614
Supplemental Disclosures
Interest paid	14,495	–
Income tax paid	–	–
(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

STEALTH TECHNOLOGIES INC.
Consolidated Statements of Stockholders' (Deficit)
For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock
	Shares #	Par Value $	Shares #	Par Value $	Additional Paid-in Capital $	Accumulated Deficit $	Total $

Balance – December 31, 2014	1,000,000	1,000	26,466,311	26,466	1,018,802	(1,899,023)	(852,755)
Issuance of common shares upon conversion of convertible debentures	–	–	26,844,851	26,845	380,738	–	407,583

Issuance of common shares for services	–	–	6,000,003	6,000	53,550	–	59,550

Imputed interest	–	–	–	–	6,000	–	6,000

Net loss for the year	–	–	–	–	–	(1,055,350)	(1,055,350)

Balance – December 31, 2015	1,000,000	1,000	59,311,165	59,311	1,459,090	(2,954,373)	(1,434,972)

Issuance of common shares for employee bonuses - related parties	–	–	23,166,555	23,167	648,664	–	671,831

Issuance of common shares for services	–	–	9,465,558	9,465	238,096	–	247,561

Issuance of common shares for settlement of debt	–	–	4,650,000	4,650	134,850	–	139,500

Imputed interest	–	–	–	–	6,016	–	6,016

Net loss for the year	–	–	–	–	–	(73,655)	(73,655)

Balance – December 31, 2016	1,000,000	1,000	96,593,278	96,593	2,486,716	(3,028,028)	(443,719)

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

On November 28, 2012, the Company acquired 100% of the members' shares of Stealth Card Inc. (formerly Mobile Dynamic Marketing, Inc.) ("Stealth Card"), a company incorporated in the state of Florida on November 6, 2012, in exchange for the issuance of 1,000,000 common shares.  As part of the acquisition, the Company cancelled 15,000,000 issued and outstanding common shares held by the former President and Director of the Company and the management and directors of Stealth Card acquired 7,500,000 common shares of the Company in a private transaction with the former President and Director of the Company. Effectively, Stealth Card held 73% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Stealth Card is deemed to be the acquirer for accounting purposes.

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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at December 31, 2016, there has been no activity within the subsidiary.

On May 19, 2016, the Company's wholly-owned subsidiary, Mobile Dynamic Marketing, Inc. changed its name to Stealth Card Inc.

On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2016, the Company has a working capital deficit of $546,056 and an accumulated deficit of $3,028,028. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

2.    Summary of Significant Accounting Policies

a)   Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries, Stealth Card Inc., a Florida company, and Safety Technologies Inc., a Nevada company. All intercompany transactions have been eliminated on consolidation.  The Company's fiscal year end is December 31.

b)   Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of share-based payments, collectability of accounts receivable, net realizable value of inventory, useful life, impairment, and valuation of intangible assets, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2016 and 2015, the Company had no cash equivalents.

d)   Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of December 31, 2016 and 2015, the Company had no allowances for doubtful accounts.

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

f)    Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the year ended December 31, 2016, the Company incurred $147,564 (2015 - $147,160) in amortization expense.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

g)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2016, the Company had 3,617,571 (2015 – 28,280,185) potentially dilutive common shares from potential shares issuable for outstanding convertible debentures.

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

j)    Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party.

k)   Research and Developments Costs

Research and development costs are charged to operations as incurred.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

l)    Financial Instruments

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, amounts due to and from related parties, liabilities for shares issuable – related party, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	456,967	–	–	–
Liability for shares issuable – related party	(843,616)	–	–	(12,383)
Derivative liabilities	–	–	(1,944)	489,305

Total	(386,649)	–	(1,944)	476,922

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	388,183	–	–	–
Liabilities for shares issuable – related party	(831,233)	–	–	(318,132)
Derivative liabilities	–	–	(491,249)	(341,192)

Total	(443,050)	–	(491,249)	(659,324)

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

l)    Financial Instruments (continued)

As of December 31, 2016, the Company had a derivative liability amount of $1,944 (2015 – $491,249) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $489,305 (2015 – loss of $341,192).

m)  Income Taxes

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

n)   Recent Accounting Pronouncements

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

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $140,650 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt During the year ended December 31, 2016, the Company had amortized $nil (2015 - $88,357) of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $180,000 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As December 31, 2016, the carrying value of the debenture was $70,000 (2015 - $375,000) and the fair value of the derivative liability was $1,830 (2015 - $304,860).

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

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

3.    Convertible Debenture (continued)

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $16,820 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement. During the year ended December 31, 2016, the Company had amortized $nil (2015 - $46,652) of the debt discount to interest expense. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the year ended December 31, 2016, the Company repaid $32,514 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2016, the carrying value of the debenture was $nil (2015 - $38,258) and the fair value of the derivative liability was $nil (2015 - $65,853). During the year ended December 31, 2016, the Company amortized $nil (2015 - $285) in financing costs.

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

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $30,202 (2015 - $nil) for principal and interest forgiven pursuant to the settlement agreement.  The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt During the year ended December 31, 2016, the Company had amortized $nil (2015 - $47,044) of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $57,486 (2015 - $nil) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2016, the carrying value of the debenture was $nil (2015 - $75,000) and the fair value of the derivative liability was $114 (2015 - $120,536). During the year ended December 31, 2016, the Company amortized $nil (2015 - $288) in financing costs.

4.    Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2016, the Company recorded a gain on the change in fair value of derivative liability of $489,305 (2015 – loss of $341,192). As at December 31, 2016, the Company recorded a derivative liability of $1,944 (2015 - $491,249).

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2016:

•	The range of stock prices for the valuation of the derivative instruments at December 31, 2016 ranged from $0.030 to $0.0244 per share of common stock.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

4.    Derivative Liabilities (continued)

•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 280% - 259%
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2015:

•	The range of stock prices for the valuation of the derivative instruments at December 31, 2015 ranged from $0.0144 to $0.0285 per share of common stock.
•	The debtholder would automatically convert the note at maturity if the registration was effective and the Company is not in default.
•
The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing, at a rate of 0% increasing 1.0% monthly to a maximum of 10%.

•	The projected annual volatility for each valuation period based on the historic volatility of the Company 444% - 474%
•
Capital raising events of $100,000 would occur in each quarter for a total of $100,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.0122 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, January 1, 2015	347,672
Reclassify of derivative to APIC	(197,615)
Loss in change in fair value of the derivative	341,192

Balance, December 31, 2015	491,249
Write off due to cash payoff	(85,664)
Gain in change in fair value of the derivative	(403,641)

Balance, December 31, 2016	1,944

5.    Related Party Transactions

a)
As at December 31, 2016, the Company was owed $59,926 (2015 - $nil) from sales revenue from a significant shareholder for service revenue and $nil (2015 - $5,000) for product sales revenue. The amounts owed are non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at December 31, 2016, the Company owed $75,964 (2015 - $25,150) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at December 31, 2016, the Company owed $87,834 (2015 - $22,998) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

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

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

5.    Related Party Transactions (continued)

e)
As at December 31, 2016, the Company owed $nil (2015 - $75,000) to a significant shareholder for a loan payable. During the year ended December 31, 2016, the Company entered into a settlement agreement where the outstanding loan was to offset the balance receivable from the significant shareholder for service revenue. Refer to Note 6(a).

f)	During the year ended December 31, 2016, the Company generated net service revenues of $461,315 (2015 - $837,100) from a significant shareholder as noted in Note 4(d).

g)	During the year ended December 31, 2016, the Company incurred payroll expense of $546,680 (2015 - $267,495) to management and officers of the Company.

h)
During the year ended December 31, 2016, the Company incurred bonuses on sales of stealth cards of $194,793 (2015 - $nil) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

i)
During the year ended December 31, 2016, the Company issued 23,166,555 (2015 – nil) common shares with a fair value of $671,831 (2015 - $nil) to management and officers of the Company as a bonus relating to the sale of goods for the Company. The amount has been included in consulting expenses.

j)
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

6.    Loans Payable

a)
On July 25, 2014, the Company entered into a loan agreement with a related party for a loan of $175,000. Under the terms of the note, the amount is unsecured, non-interest bearing, and due on July 25, 2017. The unpaid principal is to be repaid in installments defined as the collected sum of 10% of the unadjusted gross sales revenue (net of returns and chargebacks) with the installments to begin once the Company has received the gross proceeds of $175,000. As at December 31, 2016, the Company had received loan proceeds of $75,000 (2015 - $75,000). On December 31, 2016, the parties agreed to set off the balance payable on the loan against the amount receivable from the related party for service revenue. As at December 31, 2016, the carrying value of the loan was $nil (2015 - $75,000). During the year ended December 31, 2016, the Company recorded imputed interest of $6,016 (2015 - $6,000).

b)
As at December 31, 2016, the Company owes $nil (2015 - $19,491) pursuant to a future receivable sales agreement with a non-related party. Under the terms of the agreement, the amount is secured by $73,639 of the Company's accounts receivable, bears interest at 30%, and due in installments of $792 payable on each business day.

c)	As at December 31, 2016, the Company owes $120,000 (2015 - $120,000) in a note payable to a non-related party. The loan is unsecured, bears interest at $10, and is due on demand.

7.    Common Shares

Year ended December 31, 2016

a)	On January 1, 2016, the Company issued 500,000 common shares with a fair value of $14,250 to non-related parties for consulting services.

b)	On January 8, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to non-related parties for consulting services.

c)	On March 26, 2016, the Company issued 13,166,555 common shares with a fair value of $381,830 to the President of the Company for employee bonuses.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

7.    Common Shares (continued)

d)	On March 26, 2016, the Company issued 10,000,000 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.

e)	On March 26, 2016, the Company issued 3,000,000 common shares with a fair value of $87,000 to a non-related party for consulting services.

f)	On at June 16, 2016, the Company issued 2,965,558 common shares with a fair value of $59,311 to non-related parties for consulting services.

g)
On October 1, 2016, the Company issued 4,650,000 common shares with a fair value of $139,500 to a non-related party to settle debt in the amount of $100,000. The Company recognized a loss of $12,095 as a result of the settlement.

Year ended December 31, 2015

h)
On January 12, 2015, the Company issued 1,912,000 common shares for the conversion of a convertible note with a non-related party with a book value of $19,120. $17,589 was reclassified from derivative liabilities to additional paid-in capital on conversion.

i)	On January 29, 2015, the Company approved a ten-for-one reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

j)
On March 13, 2015, the Company issued 1,400,000 common shares for the conversion of a convertible note with a non-related party with a book value of $2,380. $1,791 was reclassified from derivative liabilities to additional paid-in capital on conversion.

k)
On April 28, 2015, the Company issued 1,414,286 common shares for the conversion of a convertible note with a non-related party with a book value of $1,980. $1,486 was reclassified from derivative liabilities to additional paid-in capital on conversion.

l)
On May 4, 2015, the Company issued 1,414,706 common shares for the conversion of a convertible note with a non related party with a book value of $4,810. $3,720 was reclassified from derivative liabilities to additional paid-in capital on conversion.

m)
On May 6, 2015, the Company issued 1,415,116 common shares for the conversion of a convertible note with a non-related party with a book value of $6,085. $4,705 was reclassified from derivative liabilities to additional paid-in capital on conversion.

n)
On May 20, 2015, the Company issued 1,485,556 common shares for the conversion of a convertible note with a non-related party with a book value of $6,685. $5,291 was reclassified from derivative liabilities to additional paid-in capital on conversion.

o)
On June 1, 2015, the Company issued 1,485,776 common shares for the conversion of a convertible note with a non-related party with a book value of $17,235. $14,633 was reclassified from derivative liabilities to additional paid-in capital on conversion.

p)
On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party, as noted in Note 3(b), with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

q)
On June 12, 2015, the Company issued 2,001,225 common shares for the conversion of a convertible note with a non-related party with a book value of $24,495. $28,034 was reclassified from derivative liabilities to additional paid-in capital on conversion.

r)
On June 16, 2015, the Company issued 1,226,538 common shares for the conversion of a convertible note with a non-related party with a book value of $15,945. $12,237 was reclassified from derivative liabilities to additional paid-in capital on conversion.

s)
On July 7, 2015, the Company issued 1,485,632 common shares for the conversion of a convertible note with a non-related party with a book value of $12,925. $11,477 was reclassified from derivative liabilities to additional paid-in capital on conversion.

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

7.    Common Shares (continued)

Year ended December 31, 2015 (continued)

t)
On July 8, 2015, the Company issued 1,760,111 common shares for the conversion of a convertible note with a non-related party with a book value of $15,841. $18,857 was reclassified from derivative liabilities to additional paid-in capital on conversion.

u)
On July 9, 2015, the Company issued 500,000 common shares for financial advisory services upon execution of an advisory agreement with a non related party. The shares were recorded at their fair value of $15,000 based on the closing market price on the date of the agreement. Refer to Note 9(b).

v)
On July 23, 2015, the Company issued 1,363,636 common shares for the conversion of a convertible note with a non-related party with a book value of $12,000. $10,788 was reclassified from derivative liabilities to additional paid-in capital on conversion.

w)
On July 30, 2015, the Company issued 2,069,335 common shares for the conversion of a convertible note with a non related party with a book value of $13,658. $11,789 was reclassified from derivative liabilities to additional paid-in capital on conversion.

x)
On August 19, 2015, the Company issued 2,261,538 common shares for the conversion of a convertible note with a non related party with a book value of $14,700. $13,535 was reclassified from derivative liabilities to additional paid-in capital on conversion.

y)
On September 16, 2015, the Company issued 2,148,171 common shares for the conversion of a convertible note with a non related party with a book value of $17,615. $13,649 was reclassified from derivative liabilities to additional paid-in capital on conversion.

z)
On November 11, 2015, the Company issued 5,500,003 common shares for financial advisory services upon the amendment of an advisory agreement with a non related party. The shares were recorded at their fair value of $44,550 based on the closing market price on the date of the agreement.

8.    Concentrations

a)	The Company had one product that accounted for approximately 26% (2015 - 61%) of gross revenue for the year ended December 31, 2016.

b)	The Company had one product that accounted for approximately 65% (2015 - nil) of gross revenue for the year ended December 31, 2015.

9.    Commitment and Contingencies

a)
On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plaintiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700.  On January 17, 2017, the plaintiff's claims against the Company was dismissed and the court vacated the default judgment of $19,700. As at December 31, 2016, the Company recognized a gain of $19,700 (2015 - loss of $19,700) for the reversal in the accrued amount of the claim.

b)
On February 2, 2016, the Company and three debt holders entered into a settlement agreement, where the Company agrees to pay $30,000 to the debt holders on or before the third day of each subsequent month until the entire balance is repaid by the Company. Refer to Notes 3(a), (b), and (c).

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

9.    Commitment and Contingencies (continued)

c)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at December 31, 2016.

d)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the stealth cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at December 31, 2016.

10.  Income Taxes

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). As at December 31, 2016, the Company has $1,695,762 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2016 and 2015, the Company had no uncertain tax positions.

	2016 $	2015 $

Net loss before taxes	(73,655)	(1,055,350)
Statutory rate	34%	34%

Income tax recovery at statutory rate	(25,043)	(358,819)

Tax effect of:

Permanent differences and other	(220,726)	309,029
Change in valuation allowance	245,769	49,790

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31, 2016 $	December 31, 2015 $

Net operating loss carried forward	576,559	330,790
Valuation allowance	(576,559)	(330,790)

Net deferred income tax asset	–	–

Index to Financials

STEALTH TECHNOLGIES, INC.
(formerly Excelsis Investments, Inc.)
Notes to the Consolidated Financial Statements

11.  Subsequent Event

a)
On January 23, 2017, the Company entered into a consulting agreement for business development services. In consideration for the services, the Company shall pay $45,000 to the consultant, of which $15,000 is due upon the execution of the agreement, and an additional $15,000 on February 23, 2017 and March 23, 2017. The Company shall also issue 1,000,000 common shares to the consultant as compensation. The common shares were issued on January 24, 2017.

b)
On February 17, 2016, the Company entered into a consulting agreement for marketing and branding consulting services. In consideration for the services, the Company shall pay the consultant $4,000 per month and a total of 600,000 common shares of the Company at a rate of 100,000 common shares per month for a total of six months.

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

Background of officers and directors

Brian McFadden

Since November 29, 2012, Brian McFadden has been our president, principal executive officer and a member of our board of directors. Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others. In December 2008, Mr. McFadden founded Rail Nine Media, a full service web design and marketing house that has worked with clients ranging from MTV's Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns. In April 2010, Mr. McFadden co-

founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups. Mr. McFadden expanded his IRocNights customer base through the launch of Let's Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let's Stay Local focused on daily deals for the targeted younger generations. While at Let's Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled. Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden currently sits on the Board of Islet Sciences Inc.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of April, 2017.

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

Signature	Title	Date

BRIAN McFADDEN	Member of the Board of Directors	April 25, 2017
Brian McFadden

MICHELLE PANNONI	Member of the Board of Directors	April 25, 2017
Michelle Pannoni

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.2	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.3	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	08/22/16	10.1
10.4	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	08/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.