Form 10-Q
period 2017-03-31
STEALTH TECHNOLOGIES, INC.
filed 2017-05-22
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  _______________ as of May 22, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

This Form 10-Q does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the quarter ended March 31, 2017.  We will amend this Form 10-Q as soon as we have prepared the required financial statements and the same have been reviewed by our auditors as required by Item 8.03 of Reg. S-X.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the quarter ended March 31, 2017.  We will amend this Form 10-Q as soon as we have prepared the required financial statements and the same have been reviewed by our auditors as required by Item 8.03 of Reg. S-X.

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b)
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

ITEM 2.          UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

ITEM 5.          OTHER INFORMATION.

None

ITEM 6.          EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1

10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016	10-Q	08/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016	10-Q	08/22/16	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May 2017.

STEALTH TECHNOLOGIES, INC. (formerly Excelsis Investments, Inc.)

BY:	BRIAN McFADDEN
Brian McFadden
President, Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016	10-Q	08/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016	10-Q	08/22/16	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	S-1	06/14/13	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation