Form 10-Q/A
period 2017-03-31
STEALTH TECHNOLOGIES, INC.
filed 2017-06-02
CIK 1496818

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
97,793,278 as of May 6, 2017.

REASON FOR AMENDMENT

Items 1 and 2 of Part I of our Form 10-Q filed with the SEC on May 22, 2017 are being amended to include the financial statements and Management's Discussion and Analysis of Financial Condition, which were omitted from the foregoing Form 10-Q.  Item 2 of Part II of our Form 10-Q is being amended to include 1,200,000 restricted shares of common stock issued to consultants.

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

STEALTH TECHNOLOGIES, INC.

Consolidated Financial Statements

For the periods ended March 31, 2017 and December 31, 2016

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

STEALTH TECHNOLGIES, INC.
Consolidated Balance Sheets

	March 31, 2017 $ (unaudited)	December 31, 2016 $

ASSETS

Cash	211,940	456,967
Accounts receivable	463,421	853,755
Accounts receivable – related party	139,544	59,926
Prepaid expenses	192,725	162,725
Prepaid expenses – related party	413	–
Inventory	396,403	396,518

Total Current Assets	1,404,446	1,929,891

Intangible assets, net	66,051	102,337

Total Assets	1,470,497	2,032,228

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	955,542	1,120,632
Accounts payable – related party	–	9,587
Deferred revenue	146,250	146,370
Derivative liabilities	2,340	1,944
Loans payable	120,000	120,000
Due to related parties	141,714	163,798
Liability for shares issuable – related party	1,191,960	843,616
Convertible debentures	32,613	70,000

Total Current Liabilities	2,590,419	2,475,947

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000
Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 97,793,278 and 96,593,278 common shares, respectively	97,793	96,593
Additional paid-in capital	2,517,516	2,486,716
Accumulated deficit	(3,736,231)	(3,028,028)

Total Stockholders' Deficit	(1,119,922)	(443,719)

Total Liabilities and Stockholders' Deficit	1,470,497	2,032,228

(The accompanying notes are an integral part of these unaudited consolidated interim financial statements)

STEALTH TECHNOLGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $

Revenue of goods	669,257	1,303,290
Revenue of services – related party	79,502	119,494

Total revenue	748,759	1,422,784

Cost of goods sold	(391,899)	(491,949)

Gross Margin	356,860	930,835

Operating Expenses

Amortization	36,286	36,689
Consulting	63,115	949,841
General and administrative	370,841	525,069
Payroll	137,767	187,439
Professional fees	62,320	51,293
Research and development	38,002	–

Total Operating Expenses	708,331	1,750,331

Loss Before Other Income (Expense)	(351,471)	(819,496)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(396)	350,986
Interest expense	(2,992)	(28,196)
Make whole expense with related party	(348,344)	(389,144)
Other expense	(5,000)	–

Total Other Income (Expense)	(356,732)	(66,354)
Net Loss	(708,203)	(885,850)

Net Loss per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and diluted	97,372,167	63,979,657

(The accompanying notes are an integral part of these unaudited consolidated interim financial statements)

STEALTH TECHNOLGIES, INC.
Consolidated Statements of Cashflows
(unaudited)

	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $
Operating Activities

Net loss for the period	(708,203)	(885,850)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of intangible assets	36,286	36,689
Change in fair value of make whole expense with related party	348,344	389,144
Imputed interest	–	1,496
Issuance of shares for consulting services	32,000	–
Liability for shares issuable – related party	–	919,392
Loss (gain) on change in fair value of derivative liabilities	396	(350,986)

Changes in operating assets and liabilities:

Accounts receivable	390,334	373,221
Accounts receivable – related party	(79,618)	(106,994)
Prepaid expenses	(30,000)	(15,000)
Prepaid expense – related party	(413)	–
Inventory	115	(152,332)
Prepaid inventory	–	297,305
Accounts payable and accrued liabilities	(165,090)	160,563
Accounts payable – related party	(9,587)	(195,980)
Deferred revenue	(120)	–
Due to related parties	(22,084)	(17,200)

Net cash provided by (used in) operating activities	(207,640)	453,468

Financing Activities

Repayments of loans payable	–	(19,491)
Repayments of convertible debentures	(37,387)	(90,000)

Net cash used in financing activities	(37,387)	(109,491)

Increase (decrease) in cash	(245,027)	343,977

Cash, beginning of period	456,967	388,183

Cash, end of period	211,940	732,160

Supplemental Disclosures
Interest paid	2,613	–
Income tax paid	–	–
(The accompanying notes are an integral part of these unaudited consolidated interim financial statements)

STEALTH TECHNOLGIES, INC.
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

On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc.

In fiscal 2014, the Company turned its focus on the development and retail of stealth cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information.

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

On May 19, 2016, the Company's wholly-owned subsidiary, Mobile Dynamic Marketing, Inc. changed its name to Stealth Card Inc.

On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.

These consolidated interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2017, the Company has a working capital deficit of $1,185,973 and an accumulated deficit of $3,736,231. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STEALTH TECHNOLGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.   Summary of Significant Accounting Policies

b)   Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

c)   Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of stealth cards and 911 buttons. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of March 31, 2017 and December 31, 2016, the Company had no allowances for doubtful accounts.

d)   Inventory

Inventory is comprised of stealth cards and 911 buttons purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

e)   Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the quarter ended March 31, 2017, the Company incurred $36,286 (2016 - $36,689) in amortization expense.

f)    Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2017, the Company had 1,207,871 (December 31, 2016 – 3,617,571) potentially dilutive common shares from potential shares issuable for outstanding convertible debentures.

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

STEALTH TECHNOLGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

g)   Revenue Recognition (continued)

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

i)    Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(1,191,960)	–	–	(348,344)
Derivative liabilities	–	–	(2,340)	(396)

Total	(1,191,960)	–	(2,340)	(348,740)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(843,616)	–	–	(12,383)
Derivative liabilities	–	–	(1,944)	489,305

Total	(843,616)	–	(1,944)	476,922

As of March 31, 2017, the Company had a derivative liability amount of $2,340 (December 31, 2016 – $1,944) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $396 (December 31, 2016 – gain of $489,305).

3.   Convertible Debenture

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

3.   Convertible Debenture (continued)

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended March 31, 2017, the Company repaid $37,387 (December 31, 2016 - $180,000) of the outstanding loan pursuant to a settlement agreement. As March 31, 2017, the carrying value of the debenture was $32,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,340 (December 31, 2016 - $1,830).

4.   Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the period March 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $396 (2016 – gain of $350,986). As at March 31, 2017, the Company recorded a derivative liability of $2,340 (December 31, 2016 – $1,944).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended March 31, 2017:

•	The range of stock prices for the valuation of the derivative instruments at March 31, 2017 ranged from $0.0244 to $0.035 per share of common stock.
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 259% - 233%
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2016		1,944
Loss in change in fair value of the derivative		396
Balance, March 31, 2017		2,340

5.   Related Party Transactions

a)
As at March 31, 2017, the Company was owed $139,544 (December 31, 2016 - $59,926) in accounts receivable from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)
As at March 31, 2017, the Company owed $70,132 (December 31, 2016 - $75,964) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. This amount has been included in due to related parties.

STEALTH TECHNOLGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

5.   Related Party Transactions (continued)

c)
As at March 31, 2017, the Company owed $71,582 (December 31, 2016 - $87,834) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand. This amount has been included in due to related parties.

d)
As at March 31, 2017, the Company recorded a liability for shares issuable of $1,191,960 (December 31, 2016 - $843,616) relating to 34,055,996 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended March 31, 2017, the Company recorded $348,344 (2016 – gain of $350,986) as a loss in the fair value of the shares issuable to the significant shareholder.

e)	During the three months ended March 31, 2017, the Company generated net service revenues of $79,502 (2016 - $119,494) for sales revenue to a significant shareholder.

f)	During the three months ended March 31, 2017, the Company incurred payroll expense of $137,767 (2016 - $187,439) to management and officers of the Company.

g)
During the three months ended March 31, 2017, the Company incurred bonuses on sales of stealth cards of $116 (2016 - $nil) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

h)
During the three months ended March 31, 2017, the Company issued nil (2016 – 23,166,555) common shares with a fair value of $nil (2016 - $671,830) to management and officers of the Company which has been included in consulting expenses.

i)
During the three months ended March 31, 2017, the Company incurred research and development costs of $38,002 (2016 - $nil) to a company owned by the mother of the President of the Company. As at March 31, 2017, the Company was owed $413 (December 31, 2016 - $nil) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense – related party. As at March 31, 2017, the Company owed $nil (December 31, 2016 – $9,587) to the company owned by the mother of the President of the Company, which has been recorded  as accounts payable – related party.

6.   Loans Payable

At March 31, 2017, the Company owes $120,000 (December 31, 2016 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

7.   Common Shares

a)	On January 24, 2017, the Company issued 1,000,000 common shares with a fair value of $25,000 to a non-related party for consulting services.

b)	On February 1, 2017, the Company issued 200,000 common shares with a fair value of $7,000 to a non-related party for consulting services.

8.   Commitment and Contingencies

a)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at March 31, 2017.

STEALTH TECHNOLGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

8.   Commitment and Contingencies (continued)

b)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at March 31, 2017.

9.   Subsequent Events

On May 23, 2017, the Company issued two convertible debentures to non-related parties for a sum of $126,000, at $63,000 for each debenture. Pursuant to the agreement, each note bears interest at 8% per annum, is due on May 23, 2018, and is secured by the fair market value of assets of not less than $63,000. The debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company's common stock within twenty trading days including and preceding the conversion date

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017 $	December 31, 2016 $
Current Assets	1,404,446	1,929,891
Current Liabilities	(2,590,419)	(2,475,947)
Working (Deficit)	(1,185,973)	(546,056)

Cash Flows

	March 31, 2017 $	March 31, 2016 $
Cash Flows provided by (used in) Operating Activities	(207,640)	453,468
Cash Flows provided by (used in) Financing Activities	(37,387)	(109,491)
Net Change in Cash During Period	(245,027)	343,977

Operating Revenues

During the three months ended March 31, 2017, the Company earned revenue from operations of $748,759 compared with revenue of $1,422,784 during the three months ended March 31, 2016. The decrease in revenue is due to the fact that the Company earned less revenue from the sale of Stealth cards, net of an increase in sales for the 911 buttons, an emergency two way voice system that connects the user to 911. The decrease in total revenue is also due to a decrease in revenue from services during the three month period ended March 31, 2017 compared to the same period in 2016. For the three month period ended March 31, 2017, the Company recorded a gross margin of $356,860 or 47.66% compared to $930,835 or 65.42% during the period ended March 31, 2016. During the three month period ended March 31, 2017, the Company incurred a lower gross margin relating to the higher cost of the buttons sold in comparison to that in the prior year.

Operating Expenses and Net Loss

Operations

During the three months ended March 31, 2017, the Company incurred operating expenses from operations of $708,331 compared with $1,750,331 during the three months ended March 31, 2016.  The decrease is due to a decrease of $154,228 in general and administrative expense due to an decrease in overall office costs, $49,672 in payroll expense as decreased salaries and benefits were incurred to the President and Chief Financial Officer of the Company in comparison to prior year and $886,726 for consulting fee as less business and financial consulting services were received in the current quarter. The decrease in fees is net of an increase of $38,002 for engineering fee relating to the development of a potential new product and $11,027 in accounting and audit fees.

Net Loss

For the three months ended March 31, 2017, the Company had net loss of $708,203 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred a loss of $396 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, loss of $348,344 in make whole expense, $5,000 in other losses to settle and outstanding lawsuit, and $2,992 in interest expense relating to interest charges incurred on its convertible debentures. For the three months ended March 31, 2016, the Company had a net loss of $885,850 and basic and diluted net loss per share of $0.01. In addition to operating expenses, the Company also incurred make whole expense of $389,144 and interest expense of $28,196 relating to interest charges incurred on its' convertible debentures. The change is net of a gain of $350,986 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture.

Liquidity and Capital Resources

As at March 31, 2017, the Company had cash of $211,940 and total current assets of $1,404,446 compared with cash of $456,967 and total current assets of $1,929,891 at December 31, 2016. The decrease in cash is attributed to less revenue earned from operations, in addition to cash used for cost of goods sold and operating expenses. The overall decrease in total current assets is due to decrease of $245,027 in cash, $390,334 in accounts receivable, $115 in inventory, net of an increase in $79,618 in accounts receivable - related party, $30,000 in prepaid expense, and $413 in prepaid expense - related party.

The overall working capital deficit increased from $546,056 at December 31, 2016 to $1,185,973 at March 31, 2017 due in part to increase in shares issuable - related party and derivative liability relating to the fair value of the floating conversion price of the convertible debenture, offset by a decrease in accounts payable, accounts payable – related party, amounts due to related parties, deferred revenue, and convertible debentures.

Cashflow from Operating Activities

During the three months ended March 31, 2017, the Company used $207,640 of cash from operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.   Comparatively, the Company earned cash of $453,468 during the three months ended March 31, 2016. The decrease of cash used by operating activities is largely due to the Company having less revenue from the sale of its Stealth products and the 911 buttons in comparison to its prior period and due to paying off outstanding accounts payable balances with cash on hand.

Cashflow from Financing Activities

During the three months ended March 31, 2017, the Company used $37,387 of cash for financing activities, compared with $109,491 in cash used during the three months ended March 31, 2016. The decrease in cash used is due to the Company repaying less amounts on an outstanding convertible debenture in comparison to repayments made on outstanding loans payable and convertible debentures during the three months ended March 31, 2016.

Convertible Promissory Note

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended March 31, 2017, the Company repaid $37,387 (2016 - $60,000) of the outstanding loan pursuant to a settlement agreement. At March 31, 2017, the carrying value of the debenture was $32,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,340 (December 31, 2016 - $1,830).

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

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES.

During the quarter ended, March 31, 2017, we issued a total of 1,200,000 shares of our common stock to unrelated third parties for consulting services.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016	10-Q	8/22/16	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculations				X
101.DEF	XBRL Taxonomy Extension – Definitions				X
101.LAB	XBRL Taxonomy Extension – Labels				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of May 2017.

STEALTH TECHNOLOGIES, INC. (formerly Excelsis Investments, Inc.)

BY:	BRIAN McFADDEN
Brian McFadden
President, Principal Executive Officer and Director

BY:	MICHELLE PANNONI
Michelle Pannoni
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012	8-K	08/11/11	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012	8-K	08/11/11	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016	10-Q	8/22/16	10.2
14.1	Code of Ethics	S-1	10/07/10	14.1
21.1	List of Subsidiaries	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculations				X
101.DEF	XBRL Taxonomy Extension – Definitions				X
101.LAB	XBRL Taxonomy Extension – Labels				X
101.PRE	XBRL Taxonomy Extension – Presentation				X