Form 10-Q/A
period 2017-06-30
STEALTH TECHNOLOGIES, INC.
filed 2017-08-24
CIK 1496818

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
97,793,278 as of August 18, 2017.

REASON FOR AMENDMENT

Items 1 and 2 of Part I of our Form 10-Q filed with the SEC on August 21, 2017 are being amended to include the financial statements and Management's Discussion and Analysis of Financial Condition, which were omitted from the foregoing Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STEALTH TECHNOLOGIES, INC.

Consolidated Financial Statements

For the periods ended June 30, 2017 and December 31, 2016

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

STEALTH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	June 30, 2017 $	December 31, 2016 $

ASSETS

Cash	158,171	456,967
Accounts receivable	519,290	853,755
Accounts receivable – related party	207,807	59,926
Prepaid expenses	192,725	162,725
Prepaid expenses – related party	413	–
Inventory	395,824	396,518

Total Current Assets	1,474,230	1,929,891

Intangible assets, net	29,362	102,337

Total Assets	1,503,592	2,032,228

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	813,344	1,120,632
Accounts payable – related party	–	9,587
Deferred revenue	146,250	146,370
Derivative liabilities	100,439	1,944
Loan payable	120,000	120,000
Due to related parties	141,991	163,798
Liability for shares issuable – related party	434,428	843,616
Convertible debentures, net of unamortized discount of $91,399 and $nil, respectively	57,214	70,000

Total Current Liabilities	1,813,666	2,475,947

STOCKHOLDERS' DEFICIT

Preferred Stock Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 97,793,278 and 96,593,278 common shares, respectively	97,793	96,593

Additional paid-in capital	2,517,516	2,486,716

Accumulated deficit	(2,926,383)	(3,028,028)

Total Stockholders' Deficit	(310,074)	(443,719)

Total Liabilities and Stockholders' Deficit	1,503,592	2,032,228

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2017 $	Three months ended June 30, 2016 $	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $

Revenue of goods	972,127	450,134	1,641,384	1,753,424
Revenue of services – related party	68,379	117,450	147,881	236,944

Total revenue	1,040,506	567,584	1,789,265	1,990,368

Cost of goods sold	(510,045)	(307,281)	(901,944)	(799,230)

Gross Margin	530,461	260,303	887,321	1,191,138

Operating Expenses

Amortization	36,689	36,690	72,975	73,379
Consulting	5,000	94,735	68,115	1,044,576
General and administrative	244,595	246,855	615,436	771,924
Payroll	102,508	69,046	240,275	256,485
Professional fees	72,622	55,244	134,942	106,537
Research and development	–	2,600	38,002	2,600

Total Operating Expenses	461,414	505,170	1,169,745	2,255,501

Income (Loss) Before Other Income (Expense)	69,047	(244,867)	(282,424)	(1,064,363)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(1,825)	48,479	(2,221)	399,465
Interest expense	(14,906)	(25,027)	(17,898)	(53,223)
Make whole expense with related party	757,532	375,118	409,188	(14,026)
Other expense	–	–	(5,000)	–

Total Other Income (Expense)	740,801	398,570	384,069	332,216
Net Income (Loss)	809,848	153,703	101,645	(732,147)

Net Income (Loss) per Share – Basic	0.01	0.00	0.00	(0.01)
Net Income (Loss) per Share – Diluted	0.00	0.00	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic	97,793,278	89,433,959	97,625,322	76,706,808
Weighted Average Shares Outstanding – Diluted	123,214,924	106,270,875	123,046,968	76,706,808

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Cashflows
(unaudited)

	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $
Operating Activities

Net income (loss) for the period	101,645	(732,147)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Accretion of discount on convertible debentures	10,875	–
Amortization of intangible assets	72,975	73,379
Change in fair value of make whole expense with related party	(409,188)	14,026
Imputed interest	–	2,991
Issuance of shares for consulting services	32,000	247,561
Issuance of shares for employee bonuses	–	671,831
Loss (gain) on change in fair value of derivative liabilities	2,221	(399,465)

Changes in operating assets and liabilities:

Accounts receivable	334,465	281,462
Accounts receivable – related party	(147,881)	(194,444)
Prepaid expenses	(30,000)	(155,761)
Prepaid expense – related party	(413)	–
Inventory	694	(117,215)
Prepaid inventory	–	297,305
Accounts payable and accrued liabilities	(307,288)	(19,848)
Accounts payable – related party	(9,587)	(230,069)
Deferred revenue	(120)	146,250
Due to related parties	(21,807)	66,110

Net cash used in operating activities	(371,409)	(48,034)

Investing Activities

Acquisition of intangible assets	–	(2,247)

Net cash used in investing activities	–	(2,247)

Financing Activities

Repayments of loans payable	–	(19,491)
Proceeds from convertible debentures	120,000	–
Repayments of convertible debentures	(47,387)	(180,000)

Net cash provided by (used in) financing activities	72,613	(199,491)

Decrease in cash	(298,796)	(249,772)

Cash, beginning of period	456,967	388,183

Cash, end of period	158,171	138,411

Non-cash Financing Activity
Debt discount resulting from derivative liability	96,274	–

Supplemental Disclosures
Interest paid	2,613	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
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

The Company is focused on the development and retail of stealth cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information, and 911 buttons, an emergency two way voice system that connects the user to 911.

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at June 30, 2017, there has been no activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2017, the Company has a working capital deficit of $339,436 and an accumulated deficit of $2,926,383. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)        Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Safety Technologies Inc., a Nevada company. All intercompany transactions have been eliminated on consolidation. The Company's fiscal year end is December 31.

b)       Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

c)       Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of products and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of June 30, 2017 and December 31, 2016, the Company had no allowances for doubtful accounts.

STEALTH TECHNOLOGIES, INC.
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

e)       Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and have not been placed in use. During the six months ended June 30, 2017, the Company incurred $72,975 (2016 - $73,379) in amortization expense.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$809,848	97,793,278	$0.01	$153,703	89,433,959	$0.00
Effect of dilutive securities
Convertible debentures	(740,801)	25,421,646	0.00	3,153	16,836,916	0.00
Diluted EPS	$69,047	123,214,924	$0.00	$156,856	106,270,875	$0.00

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$101,645	97,625,322	$0.00	$(732,147)	76,706,808	$(0.01)
Effect of dilutive securities
Convertible debentures	(389,069)	25,421,646	(0.00)	-	-	-
Diluted EPS	$(287,424)	123,046,968	$(0.00)	$(732,147)	76,706,808	$(0.01)

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

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

i)         Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Liability for shares issuable – related party	(434,428)	–	–	409,188
Derivative liabilities	–	–	(100,439)	(2,221)
Total	(434,428)	–	(100,439)	406,967

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)
Liability for shares issuable – related party	(843,616)	–	–	(12,383)
Derivative liabilities	–	–	(1,944)	489,305
Total	(843,616)	–	(1,944)	476,922

As of June 30, 2017, the Company had a derivative liability amount of $100,439 (December 31, 2016 – $1,944) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $2,221 (December 31, 2016 – gain of $489,305).

3.       Convertible Debentures

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended June 30, 2017, the Company repaid $47,387 (2016 - $180,000) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2017, the carrying value of the debenture was $22,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,096 (December 31, 2016 - $1,830).

b)
On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $538 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended June 30, 2017, $5,437 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the debenture was $17,300 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,171 (December 31, 2016 - $nil).

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

3.       Convertible Debentures (continued)

c)
On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $538 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended June 30, 2017, $5,438 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the debenture was $17,301 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,172 (December 31, 2016 - $nil).

4.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended June 30, 2017, the Company recorded a loss on the change in fair value of derivative liability of $2,221 (2016 – gain of $399,465). As at June 30, 2017, the Company recorded a derivative liability of $100,439 (December 31, 2016 – $1,944).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2017:

•	The range of stock prices for the valuation of the derivative instruments at June 30, 2017 ranged from $0.021 to $0.01 per share of common stock.
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 231% - 293%
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2016	1,944
Debt discount	96,274
Loss in change in fair value of the derivative	2,221

Balance, June 30, 2017	100,439

5.       Related Party Transactions

a)
As at June 30, 2017, the Company was owed $207,807 (December 31, 2016 - $59,926) in trade accounts receivable from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at June 30, 2017, the Company owed $71,721 (December 31, 2016 - $75,964) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

c)	As at June 30, 2017, the Company owed $70,270 (December 31, 2016 - $87,834) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

5.       Related Party Transactions (continued)

d)
As at June 30, 2017, the Company recorded a liability for shares issuable of $434,428 (December 31, 2016 - $843,616) relating to 34,055,996 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended June 30, 2017, the Company recorded $409,188 (2016 – loss of $14,026) as a gain in the fair value of the shares issuable to the significant shareholder.

e)	During the six months ended June 30, 2017, the Company generated net service revenues of $147,881 (2016 - $236,944) for sales revenue to a significant shareholder.

f)	During the six months ended June 30, 2017, the Company incurred payroll expense of $240,275 (2016 - $256,485) to management and officers of the Company.

g)
During the six months ended June 30, 2017, the Company incurred bonuses on sales of stealth cards of $392 (2016 - $144,513) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

h)
During the six months ended June 30, 2017, the Company issued nil (2016 – 23,166,555) common shares with a fair value of $nil (2016 - $671,830) to management and officers of the Company which has been included in consulting expenses.

i)
During the six months ended June 30, 2017, the Company incurred research and development costs of $38,002 (2016 - $nil) to a company owned by the mother of the President of the Company. As at June 30, 2017, the Company was owed $413 (December 31, 2016 - $nil) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense – related party. As at June 30, 2017, the Company owed $nil (December 31, 2016 – $9,587) to the company owned by the mother of the President of the Company, which has been recorded as accounts payable – related party.

6.       Loan Payable

At June 30, 2017, the Company owes $120,000 (December 31, 2016 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

7.      Common Shares

a)    On January 24, 2017, the Company issued 1,000,000 common shares with a fair value of $25,000 to a non-related party for consulting services.

b)   On February 1, 2017, the Company issued 200,000 common shares with a fair value of $7,000 to a non-related party for consulting services.

8.       Commitment and Contingencies

a)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at June 30, 2017.

b)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at June 30, 2017.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2017 $	December 31, 2016 $
Current Assets	1,474,230	1,929,891
Current Liabilities	(813,666)	(2,475,947)
Working Capital (Deficit)	(339,436)	(546,056)

Cash Flows

	June 30, 2017 $	June 30, 2016 $
Cash Flows provided by (used in) Operating Activities	(371,409)	(48,034)
Cash Flows provided by (used in) Investing Activities	-	(2,247)
Cash Flows provided by (used in) Financing Activities	72,613	(199,491)
Net Decrease in Cash During Period	(298,796)	(249,772)

Operating Revenues

During the three months ended June 30, 2017, the Company earned revenue from operations of $1,040,506 compared with revenue of $567,584 during the three months ended June 30, 2016. The increase in revenue is due to the fact that the Company earned more revenue from the sale of the 911 buttons, an emergency two way voice system that connects the user to 911, net of a decrease in sales for the Stealth cards. The increase in total revenue is net of a decrease in revenue from services during the three month period ended June 30, 2017 compared to the same period in 2016. For the three month period ended June 30, 2017, the Company recorded a gross margin of $530,461 or 50.98% compared to $260,303 or 45.86% during the period ended June 30, 2016. During the three month period ended June 30, 2017, the Company incurred a higher cost of goods relating to the buttons sold in comparison to that in the prior year.

During the six months ended June 30, 2017, the Company earned revenues from operations of $1,789,265 compared with revenues of $1,990,368 during the six months ended June 30, 2016. The decrease in revenues and gross profit margin is due to the fact that the Company earned decreased revenues from the sale of Stealth cards, net of an increase in sales for the 911 buttons. The decrease in total revenue is also attributable to a decrease in revenue from services of $89,063 during the six month period ended June 30, 2017 compared to the same period in 2016. For the six month period ended June 30, 2017, the Company recorded a gross margin of $887,321 or 49.59% compared to $1,191,138 or 59.85% during the period ended June 30, 2016. During the six month period ended June 30, 2017, the Company incurred more cost of services relating to engineering costs in comparison to the prior year.

Operating Expenses and Net Loss

Operations

During the three months ended June 30, 2017, the Company incurred operating expenses from operations of $461,414 compared with $505,170 during the three months ended June 30, 2016. The decrease is due to a decrease of $89,735 in consulting fees incurred for business and financial consulting services in the prior year as per consulting agreements which were not incurred in the current year, offset by an increase of $17,378 in professional fees for legal services due to lack of activity with the legal disputes which arose in the prior period and in payroll costs of $33,462. Payroll costs increased from prior quarter as the Company had reversed bonus accruals in the prior quarter, offset by decreased salaries and benefits incurred to the President and Chief Financial Officer of the Company in the current period in comparison to prior year.

During the six months ended June 30, 2017, the Company incurred operating expenses from operations of $1,169,745 compared with $2,255,501 during the six months ended June 30, 2016. The decrease is due to a decrease of $976,461 in consulting fees incurred to consultants for business and financial consulting services as per consulting agreements as well as share-based compensation to the President and Chief Financial Officer of the Company for business consulting services incurred in the prior period which were not incurred in the current year, $156,488 of general and administrative fees due to decreased overall office costs as compared to prior year, net of an increase of $35,402 in research and development costs relating to the development of new products, and $28,405 in professional fees for legal services due to lack of activity with the legal disputes which arose in the prior period.

Net Income (Loss)

For the three months ended June 30, 2017, the Company had net income of $809,848 and basic and diluted net income per share of $0.01. In addition to operating expenses from operations, the Company also incurred make whole income of $757,532, offset by a loss in the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture of $1,825 and interest expense of $14,906 relating to interest charges incurred on its convertible debentures. For the three months ended June 30, 2016, the Company had net income of $153,703 and basic and diluted net income per share of $0.00. In addition to operating expenses from operations, the Company also incurred a gain of $48,479 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture and a $375,118 from make whole income, offset by interest expense of $25,027 relating to interest charges incurred on its convertible debentures.

For the six months ended June 30, 2017, the Company had a net income of $101,645 and basic and diluted net loss per share of $0.00. In addition to operating expenses from operations, the Company also incurred make whole income of $409,188, offset by interest expense of $17,898 relating to interest charges incurred on its' convertible debentures, $5,000 in other losses to settle and outstanding lawsuit, and a loss of $2,221 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture. For the six months ended June 30, 2016, the Company had a net loss of $732,147 and basic and diluted net loss per share of $0.01. In addition to operating expenses from operations, the Company also incurred a gain of $399,465 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture, offset by a make whole expense of $14,026 and interest expense of $53,223 relating to interest charges incurred on its convertible debentures.

Liquidity and Capital Resources

As at June 30, 2017, the Company had cash of $158,171 and total current assets of $1,474,230 compared with cash of $456,967 and total current assets of $1,929,891 at December 31, 2016. The decrease in cash is attributed to less revenue earned from operations, in addition to cash used for cost of goods sold and operating expenses. The overall decrease in total current assets is due to decrease of $298,796 in cash, $334,465 in accounts receivable, $694 in inventory, net of an increase in $147,881 in accounts receivable - related party, $30,000 in prepaid expense, and $413 in prepaid expense - related party.

The overall working capital deficit decreased from $546,056 at December 31, 2016 to $339,436 at June 30, 2017 due in part to decrease in shares issuable - related party, accounts payable and accrued liabilities, accounts payable – related party, and convertible debentures, offset by an increase in derivative liability relating to the fair value of the floating conversion price of the convertible debenture.

Cashflow from Operating Activities

During the six months ended June 30, 2017, the Company used $371,409 of cash from operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.  Comparatively, the Company earned cash of $48,034 during the six months ended June 30, 2016. The increase of cash used by operating activities is largely due to the Company earning less revenue from the sale of its Stealth products and the 911 buttons in comparison to its prior period and due to paying off outstanding accounts payable balances with cash on hand.

Cashflow from Investing Activities

During the six months ended June 30, 2017, the Company used $nil for investing activities compared to the Company using $2,247 for investing activities to acquire intangible assets during the six months ended June 30, 2016,

Cashflow from Financing Activities

During the six months ended June 30, 2017, the Company received $72,613 of cash from financing activities, compared with $199,491 in cash used during the six months ended June 30, 2016. The change in cash received and used is due to the Company receiving proceeds of $120,000 in the current period and repaying fewer amounts on outstanding convertible debentures in comparison to repayments made on outstanding loans payable and convertible debentures during the six months ended June 30, 2016.

Convertible Promissory Notes

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended June 30, 2017, the Company repaid $47,387 (2016 - $180,000) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2017, the carrying value of the debenture was $22,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,096 (December 31, 2016 - $1,830).

On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $538 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended June 30, 2017, $2,437 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the debenture was $17,300 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,171 (December 31, 2016 - $nil).

On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2017, accrued interest of $538 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended June 30, 2017, $2,438 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the debenture was $17,301 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,172 (December 31, 2016 - $nil).

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of August 2017.

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