Form 10-Q
period 2017-09-30
STEALTH TECHNOLOGIES, INC.
filed 2017-11-20
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54635

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,075,107 as of November 20, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

STEALTH TECHNOLOGIES, INC.

Consolidated Financial Statements

For the periods ended September 30, 2017 and December 31, 2016

Consolidated Financial Statement Index

Consolidated Balance Sheets (unaudited)	F–1

Consolidated Statements of Operations (unaudited)	F–2

Consolidated Statements of Cash Flows (unaudited)	F–3

Notes to the Consolidated Financial Statements (unaudited)	F–4

STEALTH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	September 30, 2017 $	December 31, 2016 $

ASSETS

Cash	226,732	456,967
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $nil, respectively	313,803	853,755
Accounts receivable – related party, net of allowance for doubtful accounts of $207,807 and $nil, respectively	–	59,926
Prepaid expenses	202,725	162,725
Prepaid expenses – related party	413	–
Inventory	395,804	396,518

Total Current Assets	1,139,477	1,929,891

Intangible assets, net	3,963	102,337

Total Assets	1,143,440	2,032,228

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	693,637	1,120,632
Accounts payable – related party	–	9,587
Deferred revenue	146,250	146,370
Derivative liabilities	102,546	1,944
Loan payable	120,000	120,000
Due to related parties	121,597	163,798
Liability for shares issuable – related party	611,186	843,616
Convertible debentures, net of unamortized discount of $76,214 and $nil, respectively	72,399	70,000

Total Current Liabilities	1,867,615	2,475,947

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: 1,000,000 preferred shares	1,000	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,075,107 and 6,439,550 common shares, respectively	7,075	6,440

Additional paid-in capital	2,799,068	2,576,869

Accumulated deficit	(3,531,318)	(3,028,028)

Total Stockholders' Deficit	(724,175)	(443,719)

Total Liabilities and Stockholders' Deficit	1,143,440	2,032,228
(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2017 $	Three months ended September 30, 2016 $	Nine months ended September 30, 2017 $	Nine months ended September 30, 2016 $

Revenue of goods	750,557	1,192,845	2,391,941	2,946,269
Revenue of services – related party	–	117,500	147,881	354,444

Total revenue	750,557	1,310,345	2,539,822	3,300,713

Cost of goods sold	(387,281)	(548,576)	(1,289,225)	(1,347,806)

Gross Margin	363,276	761,769	1,250,597	1,952,907

Operating Expenses

Amortization	25,399	37,092	98,374	110,471
Consulting	–	15,317	68,115	986,159
General and administrative	605,382	425,719	1,220,818	1,271,377
Payroll	77,391	138,025	317,666	394,510
Professional fees	66,429	38,485	201,371	145,022
Research and development	–	41,054	38,002	43,654

Total Operating Expenses	774,601	695,692	1,944,346	2,951,193

Income (Loss) Before Other Income (Expense)	(411,325)	66,077	(693,749)	(998,286)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(2,107)	19,413	(4,328)	418,878
Gain on forgiveness of debt	–	19,988	–	19,988
Interest expense	(14,745)	(22,547)	(32,643)	(75,770)
Make whole expense with related party	(176,758)	(281,254)	232,430	(295,280)
Other expense	–	–	(5,000)	–

Total Other Income (Expense)	(193,610)	(264,400)	190,459	67,816
Net Loss	(604,935)	(198,323)	(503,290)	(930,470)

Net Loss per Share – Basic	(0.09)	(0.03)	(0.08)	(0.17)

Net Loss per Share – Diluted	(0.09)	(0.03)	(0.09)	(0.17)
Weighted Average Shares Outstanding – Basic	6,779,214	6,129,552	6,599,633	5,454,847
Weighted Average Shares Outstanding – Diluted	6,779,214	6,129,552	8,140,339	5,454,847
(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Cashflows
(unaudited)

	Nine months ended September 30, 2017 $	Nine months ended September 30, 2016 $
Operating Activities

Net loss for the period	(503,290)	(930,470)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Accretion of discount on convertible debentures	26,060	–
Amortization of intangible assets	98,374	110,471
Bad debts	210,307	–
Change in fair value of make whole expense with related party	(232,430)	295,280
Gain on forgiveness of debt	–	(19,989)
Imputed interest	–	4,504
Issuance of shares for consulting services	222,834	247,561
Issuance of shares for employee bonuses	–	671,831
Loss (gain) on change in fair value of derivative liabilities	4,328	(418,878)

Changes in operating assets and liabilities:
Accounts receivable	537,452	331,444
Accounts receivable – related party	(147,881)	(311,944)
Prepaid expenses	(40,000)	(159,860)
Prepaid expense – related party	(413)	–
Inventory	714	(45,612)
Prepaid inventory	–	297,305
Accounts payable and accrued liabilities	(426,995)	653,306
Accounts payable – related party	(9,587)	(193,904)
Deferred revenue	(120)	146,250
Due to related parties	(42,201)	83,795

Net cash provided by (used in) operating activities	(302,848)	761,090

Investing Activities
Acquisition of intangible assets	–	(2,247)

Net cash used in investing activities	–	(2,247)

Financing Activities
Repayments of loans payable	–	(19,491)
Proceeds from convertible debentures	120,000	–
Repayments of convertible debentures	(47,387)	(210,000)

Net cash provided by (used in) financing activities	72,613	(229,491)

Change in cash	(230,235)	529,352

Cash, beginning of period	456,967	388,183

Cash, end of period	226,732	917,535

Non-cash Financing Activity
Debt discount resulting from derivative liability	96,274	–

Supplemental Disclosures
Interest paid	2,613	–
Income tax paid	–	–
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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at September 30, 2017, there has been no activity within the subsidiary.

On November 7, the Company completed a 1:15 reverse stock split of its common shares. All common shares and per common share amounts in these financial statements have been retroactively restated to reflect the reverse stock-split.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2017, the Company has a working capital deficit of $728,138 and an accumulated deficit of $3,531,318. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)       Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

c)        Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of products and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of September 30, 2017, the Company had an allowance for doubtful accounts of $210,307 (December 31, 2016 - $nil).

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies

d)       Inventory

Inventory is comprised of stealth cards purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

e)        Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and have not been placed in use. During the nine months ended September 30, 2017, the Company incurred $98,374 (2016 - $110,471) in amortization expense.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(604,935)	6,779,214	$(0.09)	$(198,323)	6,129,552	$(0.03)
Effect of dilutive securities	-	-	-	-	-	-
Convertible debentures	-	-	-	-	-	-
Diluted EPS	$(604,935)	6,779,214	$(0.09)	$(198,323)	6,129,552	$(0.03)

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(503,290)	6,599,633	$(0.08)	$(930,470)	5,454,847	$(0.17)
Effect of dilutive securities	-	-	-	-	-	-
Convertible debentures	(195,459)	1,540,706	(0.13)	-	-	-
Diluted EPS	$(698,749)	8,140,339	$(0.09)	$(930,470)	5,454,847	$(0.17)

g)       Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 as a principal on the sale of goods. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the production of goods purchased by the customer, can determine the pricing costs, goods purchased are paid directly by the Company, and has a credit risk with respect to collection of amounts owed by its customers.

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

i)         Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of September 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(611,186)	–	–	232,430
Derivative liabilities	–	–	(102,546)	(4,328)

Total	(611,186)	–	(102,546)	228,102

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(843,616)	–	–	(12,383)
Derivative liabilities	–	–	(1,944)	489,305

Total	(843,616)	–	(1,944)	476,922

As of September 30, 2017, the Company had a derivative liability amount of $102,546 (December 31, 2016 – $1,944) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $4,328 (December 31, 2016 – gain of $489,305).

3.       Convertible Debentures

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended September 30, 2017, the Company repaid $47,387 (2016 - $140,000) of the outstanding loan pursuant to a settlement agreement. As at September 30, 2017, the carrying value of the debenture was $22,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,618 (December 31, 2016 - $1,830).

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

3.	Convertible Debentures (continued)

b)
On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $1,808 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended September 30, 2017, $10,030 (2016 - $nil) of accretion expense had been recorded. The original issue discount on the convertible note of $3,000 was fully amortized to interest expense during the period ended September 30, 2017.  As at September 30, 2017, the carrying value of the debenture was $24,893 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,964 (December 31, 2016 - $nil).

c)
On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $1,808 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended September 30, 2017, $10,030 (2016 - $nil) of accretion expense had been recorded. The original issue discount on the convertible note of $3,000 was fully amortized to interest expense during the period ended September 30, 2017.  As at September 30, 2017, the carrying value of the debenture was $24,893 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,964 (December 31, 2016 - $nil).

4.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended September 30, 2017, the Company recorded a loss on the change in fair value of derivative liability of $4,328 (2016 – gain of $418,878). As at September 30, 2017, the Company recorded a derivative liability of $102,546 (December 31, 2016 – $1,944).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2017:

•	The stock price for the valuation of the derivative instruments at September 30, 2017 was $0.195 per share of common stock;
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%;
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default;
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 274% - 305%; and
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.	Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, December 31, 2016	1,944
Debt discount	96,274
Loss in change in fair value of the derivative	4,328

Balance, September 30, 2017	102,546

5.       Related Party Transactions

a)
As at September 30, 2017, the Company was owed $nil (December 31, 2016 - $59,926) in trade accounts receivable, net of allowance for doubtful accounts of $$207,807 (December 31, 2016 - $nil) from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at September 30, 2017, the Company owed $61,523 (December 31, 2016 - $75,964) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.
c)	As at September 30, 2017, the Company owed $60,074 (December 31, 2016 - $87,834) to the Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.
d)
As at September 30, 2017, the Company recorded a liability for shares issuable of $611,186 (December 31, 2016 - $843,616) relating to 3,134,285 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the period ended September 30, 2017, the Company recorded $232,430 (2016 –$295,280) as a gain in the fair value of the shares issuable to the significant shareholder.

e)	During the nine months ended September 30, 2017, the Company generated net service revenues of $147,881 (2016 - $354,444) for sales revenue to a significant shareholder.
f)	During the nine months ended September 30, 2017, the Company incurred payroll expense of $317,666 (2016 - $394,510) to management and officers of the Company.
g)
During the nine months ended September 30, 2017, the Company incurred bonuses on sales of stealth cards of $nil (2016 - $182,198) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the Chief Financial Officer of the Company.

h)
During the nine months ended September 30, 2017, the Company issued nil (2016 – 1,544,437) common shares with a fair value of $nil (2016 - $671,830) to management and officers of the Company which has been included in consulting expenses.

i)
During the nine months ended September 30, 2017, the Company incurred engineering expense of $nil (2016 - $7,025), which was included in cost of goods sold, and research and development costs of $38,002 (2016 - $42,600) to a company owned by the mother of the President of the Company. As at September 30, 2017, the Company was owed $413 (December 31, 2016 - $nil) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense – related party. As at September 30, 2017, the Company owed $nil (December 31, 2016 – $9,587) to the company owned by the mother of the President of the Company, which has been recorded as accounts payable – related party.

6.       Loan Payable

At September 30, 2017, the Company owes $120,000 (December 31, 2016 - $120,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on demand.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

7.       Common Shares

a)	On January 24, 2017, the Company issued 66,667 common shares with a fair value of $25,000 to a non-related party for consulting services.

b)	On February 1, 2017, the Company issued 13,334 common shares with a fair value of $7,000 to a non-related party for consulting services.

c)
On August 18, 2017, the Company issued 555,556 common shares with a fair value of $190,834 to a non-related party for advertising services, which has been recorded in general and administrative expenses. The fair value of the common shares was determined on June 20, 2017, which was the effective date of the advertising services.

8.       Commitment and Contingencies

a)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses, and is unable to estimate the likelihood of any outcome as at September 30, 2017.

b)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at September 30, 2017.

c)
On October 23, 2017, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the Company agreed to compensate the consultant for services performed and for commission earned on the sale of Stealth cards promoted by the consultant. The Company asserts that the agreement was terminated with just cause, and therefore the Company should not be liable for any compensation due to the consultant. The Company intends to defend itself against the consultant and is unable to estimate the likelihood of any outcome as at the date of the report.

9.       Subsequent Event

On November 7, 2017, the Company completed a 1:15 reverse stock split of its common shares. All common shares and per common share amounts in these financial statements have been retroactively restated to reflect the reverse stock-split.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2017 $	December 31, 2016 $
Current Assets	1,139,477	1,929,891
Current Liabilities	(1,867,615)	(2,475,947)
Working Capital (Deficit)	(728,138)	(546,056)

Cash Flows

	September 30, 2017 $	September 30, 2016 $
Cash Flows provided by (used in) Operating Activities	(302,848)	761,090
Cash Flows provided by (used in) Investing Activities	-	(2,247)
Cash Flows provided by (used in) Financing Activities	72,613	(229,491)
Net Change in Cash During Period	(230,235)	529,352

Operating Revenues

During the three months ended September 30, 2017, the Company earned revenue from operations of $750,557 compared with revenue of $1,310,345 during the three months ended September 30, 2016. The decrease in revenue is due to the fact that the Company earned less revenue from the sale of the 911 buttons, an emergency two way voice system that connects the user to 911, and Stealth cards. The decrease in total revenue is due to decreases in revenue from services and sale of goods during the three month period ended September 30, 2017 compared to the same period in 2016. For the three month period ended September 30, 2017, the Company recorded a gross margin of $363,276 or 48.40% compared to $761,769 or 58.13% during the period ended September 30, 2016. During the three month period ended September 30, 2017, the Company incurred a lower cost of goods relating to the buttons sold in comparison to that in the prior year.

During the nine months ended September 30, 2017, the Company earned revenues from operations of $2,539,822 compared with revenues of $3,300,713 during the nine months ended September 30, 2016.  The decrease in revenues and gross profit margin is due to the fact that the Company earned decreased revenues from the sale of Stealth cards and 911 buttons. The decrease in total revenue is also attributable to a decrease in revenue from services of $206,563 during the nine month period ended September 30, 2017 compared to the same period in 2016. For the nine month period ended September 30, 2017, the Company recorded a gross margin of $1,250,597 or 49.24% compared to $1,952,907 or 59.17% during the period ended September 30, 2016. During the nine month period ended September 30, 2017, the Company incurred less cost of services relating to engineering costs in comparison to the prior year.

Operating Expenses and Net Loss

Operations

During the three months ended September 30, 2017, the Company incurred operating expenses from operations of $774,601 compared with $695,692 during the three months ended September 30, 2016.  The increase is due to an increase of $179,663 in general and administrative expenses and $27,944 increase in professional fees for legal services due to legal disputes which arose during the current period, offset by decreases of $41,054 in research and development costs, $15,317 in consulting fees incurred for business and financial consulting services in the prior year as per consulting agreements which were not incurred in the current year, in payroll costs of $60,634. Payroll costs decreased from prior quarter due to decreased salaries and benefits incurred to the President and Chief Financial Officer of the Company in the current period in comparison to prior year.

During the nine months ended September 30, 2017, the Company incurred operating expenses from operations of $1,944,346 compared with $2,951,193 during the nine months ended September 30, 2016.  The decrease is due to a decrease of $918,044 in consulting fees incurred to consultants for business and financial consulting services as per consulting agreements as well as share-based compensation to the President and Chief Financial Officer of the Company for business consulting services incurred in the prior period which were not incurred in the current year, $76,844 of payroll costs due to decreased salaries and benefits incurred to the President and Chief Financial Officer of the Company in the current period in comparison to prior year, and $50,559 of general and administrative fees due to decreased overall office costs as compared to prior year, offset by $56,349 in professional fees for legal services with the legal disputes which arose in the prior period.

Net Income (Loss)

For the three months ended September 30, 2017, the Company had net loss of $604,935 and basic and diluted net loss per share of $0.09. In addition to expenses from operations, the Company also incurred make whole expense of $176,758, a loss in the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture of $2,107, and interest expense of $14,745 relating to interest charges incurred on its convertible debentures. For the three months ended September 30, 2016, the Company had net loss of $198,323 and basic and diluted net loss per share of $0.03. In addition to expenses from operations, the Company also incurred a $281,254 from make whole expense and interest expense of $22,547 relating to interest charges incurred on its convertible debentures, offset by gain of $19,413 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture and $19,988 gain on forgiveness of debt.

For the nine months ended September 30, 2017, the Company had a net loss of $503,290 and basic and diluted net loss per share of $0.08 and $0.09, respectively. In addition to expenses from operations, the Company also incurred interest expense of $32,643 relating to interest charges incurred on its' convertible debentures, $5,000 in other losses to settle and outstanding lawsuit, and a loss of $4,328 for the change in fair value of derivative liabilities relating to the floating conversion price of its' convertible debenture, offset by make whole income of $232,430.  For the nine months ended September 30, 2016, the Company had a net loss of $930,470 and basic and diluted net loss per share of $0.17. In addition to operating expenses from operations, the Company also incurred make whole expense of $295,280 and interest expense of $75,770 relating to interest charges incurred on its convertible debentures, offset by a gain of $418,878 for the change in fair value of derivative liabilities relating to the floating conversion price of its convertible debenture and gain on forgiveness of debt of $19,988.

Liquidity and Capital Resources

As at September 30, 2017, the Company had cash of $226,732 and total current assets of $1,139,477 compared with cash of $456,967 and total current assets of $1,929,891 at December 31, 2016. The decrease in cash is attributed to less revenue earned from operations, in addition to cash used for cost of goods sold and operating expenses. The overall decrease in total current assets is due to decrease of $230,235 in cash, $539,952 in accounts receivable, $59,926 in accounts receivable – related party, and $714 in inventory, net of an increase in $40,000 in prepaid expense, and $413 in prepaid expense - related party.

The overall working capital deficit increased from $546,056 at December 31, 2016 to $728,138 at September 30, 2017 due in part to decrease in shares issuable - related party, accounts payable and accrued liabilities, and accounts payable – related party, offset by an increase in derivative liabilities relating to the fair value of the floating conversion price of the convertible debenture.

Cashflow from Operating Activities

During the nine months ended September 30, 2017, the Company used $302,848 of cash from operating activities, which is reflective of the cash earned from operating activities, net of cash used for day-to-day business operations.   Comparatively, the Company earned cash of $761,090 during the nine months ended September 30, 2016. The increase of cash used by operating activities is largely due to the Company earning less revenue from the sale of its Stealth products and the 911 buttons in comparison to its prior period and due to paying off outstanding accounts payable balances with cash on hand.

Cashflow from Investing Activities

During the nine months ended September 30, 2017, the Company used $nil for investing activities compared to the Company using $2,247 for investing activities to acquire intangible assets during the nine months ended September 30, 2016,

Cashflow from Financing Activities

During the nine months ended September 30, 2017, the Company received $72,613 of cash from financing activities, compared with $229,491 in cash used during the nine months ended September 30, 2016. The change in cash received and used is due to the Company receiving proceeds of $120,000 in the current period and repaying fewer amounts on outstanding convertible debentures in comparison to repayments made on outstanding loans payable and convertible debentures during the nine months ended September 30, 2016.

Convertible Promissory Notes

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $27,461 (December 31, 2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $140,650 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the period ended September 30, 2017, the Company repaid $47,387 (2016 - $140,000) of the outstanding loan pursuant to a settlement agreement. As at September 30, 2017, the carrying value of the debenture was $22,613 (December 31, 2016 - $70,000) and the fair value of the derivative liability was $2,618 (December 31, 2016 - $1,830).

On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $1,808 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended September 30, 2017, $10,030 (2016 - $nil) of accretion expense had been recorded. As at September 30, 2017, the carrying value of the debenture was $24,893 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,964 (December 31, 2016 - $nil).

On May 23, 2017, the Company issued a $63,000 convertible note which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2017, accrued interest of $1,808 (December 31, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $63,000. During the period ended September 30, 2017, $10,030 (2016 - $nil) of accretion expense had been recorded. As at September 30, 2017, the carrying value of the debenture was $24,893 (December 31, 2016 - $nil) and the fair value of the derivative liability was $49,964 (December 31, 2016 - $nil).

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

c)
An action was initiated against Stealth Card, Inc. (the "Company") in HD Group Enterprises LLC v. Stealth Card, Inc. f/k/a Mobile Dynamic Marketing, Inc., Case No. 17-006359-CI, pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida.  In that action, the plaintiff HD Group Enterprises LLC (the "plaintiff") alleges that the Company breached a contract by failing to pay sales commissions and other sums purportedly due to the plaintiff, and by refusing to indemnify the plaintiff regarding two lawsuits pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiff seeks damages exceeding $600,000, as well as the referenced indemnification.  The Company's response is due on or before December 1, 2017.  In short, the Company denies the plaintiff's claims in their entirety, and intends to vigorously defend this matter.

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

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November 2017.

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