Form 10-K
period 2017-12-31
STEALTH TECHNOLOGIES, INC.
filed 2018-08-03
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]     NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2017: $696,856.

As of July 23, 2018, 9,534,703 shares of the registrant's common stock were outstanding.

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

Following the success of the 911 Help Now product we have launched 911 Help Now Location Plus. This second generation product has additional enhancements to include waterproofing, GPS technology as well as running on a 3G network. These additional benefits directly address the customer requests that we received during the sales process of the first product, now allowing us to provide the end user a range of features as well as two competitive price points.

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

Employees

We have 3 full time employees. Additionally, we use numerous contractors to handle the design, manufacturing and fulfillment of product.

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

Convertible Promissory Notes

On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $27,461 (2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $125,000 in interest expense for the additional amount payable due to defaulting on the loan. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $nil (2016 - $140,650) for principal and interest forgiven pursuant to the settlement agreement. During the year ended December 31, 2017, the Company repaid $47,387 (2016 - $180,000) of the outstanding loan pursuant to a settlement agreement. As December 31, 2017, the carrying value of the debenture was $22,613 (2016 - $70,000) and the fair value of the derivative liability was $14,237 (2016 - $1,830).

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

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During year ended December 31, 2015, the Company included a penalty of $12,753 in interest expense for the additional amount payable due to defaulting on the loan. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $16,820 for principal and interest forgiven pursuant to the settlement agreement. During the year ended December 31, 2016, the Company had amortized $nil (2015 - $46,652) of the debt discount to interest expense. During the year ended December 31, 2017, the Company repaid $nil (2016 - $32,514) of the outstanding loan pursuant to a settlement agreement.

On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $nil (2016 - $2,613) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company included a penalty of $25,000 in interest expense for the additional amount payable due to defaulting on the loan.  On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $30,202 for principal and interest forgiven pursuant to the settlement agreement.  During the year ended December 31, 2017, the Company repaid $nil (2016 - $57,486) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2017, the carrying value of the debenture was $nil (2016 - $nil) and the fair value of the derivative liability was $nil (2016 - $114).

On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2017, the Company issued 48,080 common shares for the conversion of $1,770 of principal and $81 of accrued interest. As at December 31, 2017, accrued interest of $2,992 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $24,834 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $34,927 (2016 - $nil) and the fair value of the derivative liability was $48,450 (2016 - $nil).

On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $3,077 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

The fair value of the derivative liability resulted in a discount to the convertible note of $23,954. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $23,954 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $35,817 (2016 - $nil) and the fair value of the derivative liability was $52,001 (2016 - $nil).

On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company which is unsecured, bears interest at 6% per annum, and is due on December 28, 2018. Refer to Note 12(a). The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $66 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $269 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $57,452 (2016 - $nil) and the fair value of the derivative liability was $42,818 (2016 - $nil).

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

ITEM 2.    PROPERTIES.

We own no properties.

ITEM 3.    LEGAL PROCEEDINGS.

On February 1, 2016, a suit was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Scanner Guard Corporation, plaintiff vs. Excelsis Investments, Inc., International Marketing Group, Inc., and Mobile Dynamic Marketing, Inc., defendants, Case No. 2:16-cv-00516-JCJ alleging that the defendants violated portions of the Lanham Act and Florida's Deceptive and Unfair Trade Practices Act by dissemination false advertising and misrepresentations regarding certain products.   As of the date of this report, the Company is in negotiations to settle the litigation. The estimated settlement payment of $400,000 has been recorded in accounts payable and accrued liabilities as at December 31, 2017.

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

On October 23, 2017, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the Company agreed to compensate the consultant for services performed and for commission earned on the sale of Stealth cards and 911 help buttons promoted by the consultant. The Company asserts that the agreement was terminated with just cause, and therefore the Company should not be liable for any compensation due to the consultant. The Company intends to defend itself against the consultant and is unable to estimate the likelihood of any outcome as at the date of the report.

On June 1, 2018, the Company received notice that a third party was seeking compensation for design patent infringement and copyright infringement. The claims appear to concern an out-of-use version of the product generally known as the "911 Help Now Pendant". The Company intends to defend itself against the claims, have requested and been granted an extension to discuss settlement with the plaintiff, and is unable to estimate the likelihood of any outcome as at the date of the report.

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

Fiscal Year –2017	High Bid	Low Bid
Fourth Quarter: 10/01/17 to 12/31/17	0.60	0.07
Third Quarter: 07/01/17 to 09/30/17	0.39	0.10
Second Quarter: 04/01/17 to 06/30/17	0.53	0.15
First Quarter: 01/01/17 to 03/31/17	0.71	0.31
Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter: 10/01/16 to 12/31/16	0.51	0.23
Third Quarter: 07/01/16 to 09/30/16	0.75	0.30
Second Quarter: 04/01/16 to 06/30/16	0.51	0.30
First Quarter: 01/01/16 to 03/31/16	0.53	0.26

Holders

On July 23, 2018, we had 23 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS

Working Capital
	December 31, 2017 $	December 31, 2016 $
Current Assets	405,623	1,929,891
Current Liabilities	2,430,145	2,475,947
Working Capital (Deficit)	(2,024,522)	(546,056)

Cash Flows
	Year ended December 31, 2017 $	Year ended December 31, 2016 $
Cash Flows from (used in) Operating Activities	(477,953)	360,522
Cash Flows from (used in) Investing Activities	-	(2,247)
Cash Flows from (used in) Financing Activities	72,613	(289,491)
Net Increase (decrease) in Cash During Period	(405,340)	68,784

Operating Revenues

During the year ended December 31, 2017, the Company recorded revenues of $3,413,392 compared to revenues of $5,675,657 for the year ended December 31, 2016. The decrease is due to the fact that the Company decreased its revenue from the sale of its stealth cards and the 911 Help Now products from prior year.  For the year ended December 31, 2017, the Company earned gross margin of $722,231 or 21.16% compared to $3,116,384 or 54.91% during the year ended December 31, 2016. The decrease in gross margin is due to the fact that the 911 product earns a lower overall gross margin as compared to stealth cards and due to a write-down of inventory of $395,863 for slow-moving inventory.

Operating Expenses and Net Loss

During the year ended December 31, 2017, the Company incurred operating expenses of $2,704,928 compared to operating expenses of $3,835,257 for the year ended December 31, 2016. The decrease in operating expenses is attributed to the fact that the Company decreased operations during the year and required less overhead costs to support operations including a decrease in general and administrative costs of $603,395, research and development costs of $58,875, and consulting expense of $888,044.  Furthermore, the Company had a decrease in labor costs with a payroll expense decrease of $153,129 from fiscal 2016.  The Company also recorded an increase in professional fees of $159,878 related to increases in accounting and audit fees during the year, and in legal fees with respect to responses to SEC comment letters and for litigation claims against the Company. During fiscal 2017, the Company also recorded a loss on litigation settlement of $400,000.

For the year ended December 31, 2017, the Company recorded a net loss of $1,704,884 or $0.25 loss per share, compared with a net loss of $73,655 or $0.01 loss per share for the year ended December 31, 2016.  In addition to revenues and operating expenses, the Company recorded a loss of $20,022 (2016 – gain of $489,305) relating to the change in fair value of the derivative liabilities with respect to the conversion feature of the Company's outstanding convertible debentures. The Company also incurred interest expense of $61,265 (2016 - $26,981) relating to interest costs on the Company's short-term and long-term debt financings which increased in fiscal 2017 as there were new convertible debentures issued. In addition, the Company also recorded a gain on forgiveness of debt of $nil (2016 - $187,672) for the forgiveness of debt. The amount forgiven in fiscal 2016 included $30,202 of principal and interest on the June 25, 2014 convertible debenture, $16,820 of principal and interest on the June 23, 2014 convertible debenture, and $140,650 of principal and interest on the June 20, 2014 convertible debenture.  In addition, the Company recorded a recovery of $364,100 (2016 – loss of $12,383) for make whole expenses related to shares to be issued to a related party in respect to the acquisition of intangible assets.

Liquidity and Capital Resources

As at December 31, 2017, the Company had cash of $51,627 and total current assets of $405,623 compared with cash of $456,967 and total current assets of $1,929,891 at December 31, 2016. The decrease in cash is attributed to inventory obsolescence recorded of $395,863, decrease in accounts receivable of $584,123 which is due to a decrease in overall sales revenue during fiscal 2017.

As at December 31, 2017, the Company had total current liabilities of $2,430,145 compared to $2,475,947 at December 31, 2016.  The increase in total current liabilities were attributed to increases of $355,207 in accounts payable and accrued liabilities to third parties and related parties due to an overall increase in operating activity during the year, a decrease of $146,370 in deferred revenue relating to payments received by the Company for transactions that have not met the revenue recognition criteria, decrease of $126,910 in amounts due to related parties for outstanding management fees owed to officers and directors of the Company, and a decrease of $364,100 for the fair value of the shares to be issued to a related party in respect to the acquisition of intangible assets. This is offset by increases of $80,809 in convertible debentures and $155,562 in derivative liabilities due to new convertible debentures issued.

The overall working capital deficit increased from $546,056 at December 31, 2016 to $2,024,522 at December 31, 2017. The increase in working capital deficit is mainly due to the new issuances of convertible debentures during the year, as well as the effects of the decreases in accounts receivable and inventory.

During the year ended December 31, 2017, the Company issued 635,557 common shares for consulting services, issued 48,080 common shares for the conversion of convertible debentures, and returned 500,000 shares of Series A Preferred stock to treasury.

Cashflow from Operating Activities

During the year ended December 31, 2017, the Company used cash of $477,953 in operating activities compared to proceeds received of $360,522 from operating activities for the year ended December 31, 2016. The decrease in cash from operating activities was due to the fact that the Company decreased operating activities during fiscal 2017 despite generating positive gross margins from the sale of stealth cards and other products.

Cashflow from Investing Activities

During the year ended December 31, 2017, the Company did not have any investing activities. During the year ended December 31, 2016, the Company had $2,247 in investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2017, the Company received $120,000 of proceeds from a convertible debenture payable to an unrelated party and repaid $47,387 to an outstanding convertible debenture. During the year ended December 31, 2016, the Company used $289,491 for financing activities which included $270,000 for the repayment of convertible debentures and $19,491 for the repayment of loans payable.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of share-based payments, collectability of accounts receivable, net realizable value of inventory, useful life, impairment, and valuation of intangible assets, variables used in the determination of derivative liabilities, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STEALTH TECHNOLOGIES, INC.

Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Consolidated Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Stealth Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stealth Technologies, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2014.
Houston, Texas
August 2, 2018

STEALTH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31, 2017 $	December 31, 2016 $

ASSETS

Cash	51,627	456,967
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $nil, respectively	329,558	853,755
Accounts receivable – related party, net of allowance for doubtful accounts of $59,926 and $nil, respectively	–	59,926
Prepaid expenses	24,438	162,725
Inventory, net of allowance for obsolescence of $395,863, and $nil, respectively	–	396,518

Total Current Assets	405,623	1,929,891

Intangible assets, net	3,963	102,337

Total Assets	409,586	2,032,228

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	1,485,426	1,120,632
Accounts payable – related party	–	9,587
Deferred revenue	–	146,370
Derivative liabilities	157,506	1,944
Loan payable	120,000	120,000
Due to related parties	36,888	163,798
Liability for shares issuable – related party	479,516	843,616
Convertible debentures, net of unamortized discount of $96,034 and $nil, respectively	150,809	70,000

Total Current Liabilities	2,430,145	2,475,947

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and 1,000,000 preferred shares, respectively	500	1,000

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 7,123,521 and 6,439,884 common shares, respectively	7,124	6,440

Additional paid-in capital	2,704,729	2,576,869

Accumulated deficit	(4,732,912)	(3,028,028)

Total Stockholders' Deficit	(2,020,559)	(443,719)

Total Liabilities and Stockholders' Deficit	409,586	2,032,228

(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year ended December 31, 2017 $	Year ended December 31, 2016 $

Revenue of goods, net	3,413,392	5,214,342
Revenue of services – related party	–	461,315
Cost of goods sold	(2,691,161)	(2,357,455)
Cost of goods sold – related party	–	(201,818)

Gross Margin	722,231	3,116,384

Operating Expenses

Amortization	98,374	147,564
Bad debts	62,426	–
Consulting and management fees	98,115	986,159
General and administrative	1,244,875	1,848,270
Loss on settlement of litigation	400,000	–
Payroll	393,551	546,680
Professional fees	369,585	209,707
Research and development	38,002	96,877

Total Operating Expenses	2,704,928	3,835,257

Loss before Other Income (Expense)	(1,982,697)	(718,873)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	(20,022)	489,305
Gain on forgiveness of debt	–	187,672
Interest expense	(61,265)	(26,981)
Loss on settlement of debt	–	(12,095)
Make whole expense with related party	364,100	(12,383)
Other gain (loss)	(5,000)	19,700

Total Other Income (Expense)	277,813	645,218
Net Loss	(1,704,884)	(73,655)

Net Loss per Share – Basic and Diluted	(0.25)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	6,719,628	5,701,521

(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Cashflows

	Year ended December 31, 2017		Year ended December 31, 2016
	$		$
Operating Activities

Net loss for the year		(1,704,884)		(73,655)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount		49,057		–
Amortization of intangible assets		98,374		147,564
Change in fair value of make whole expense with related party		(364,100)		12,383
Bad debts		62,426		–
Gain on forgiveness of debt		–		(187,672)
Imputed interest		–		6,016
Issuance of shares for employee bonuses		–		671,831
Issuance of shares for services		222,833		247,561
Loss (gain) on change in fair value of derivative liabilities		20,022		(489,305)
Loss on settlement of debt		–		12,095
Other gain		–		(19,700)
Write-down of inventory		395,863		–

Changes in operating assets and liabilities:

Accounts receivable		521,697		(446,524)
Accounts receivable – related party		–		(129,926)
Prepaid expenses		138,287		(160,416)
Inventory		655		(305,534)
Prepaid inventory		–		297,305
Accounts payable and accrued liabilities		364,875		752,162
Accounts payable – related party		(9,587)		(235,683)
Deferred revenue		(146,370)		146,370
Due to related parties		(127,101)		115,650

Net cash provided by (used in) operating activities		(477,953)		360,522

Investing Activities

Acquisition of intangible assets		–		(2,247)

Net cash used in investing activities		–		(2,247)

Financing Activities

Repayments of loans payable		–		(19,491)
Proceeds from issuance of convertible debenture		120,000		–
Repayments of convertible debentures		(47,387)		(270,000)

Net cash provided by (used in) financing activities		72,613		(289,491)

Change in cash		(405,340)		68,784

Cash, beginning of period		456,967		388,183

Cash, end of period		51,627		456,967

Non-cash investing and financing activities
Common shares issued for conversion of convertible debentures		1,851		–
Common shares issued for settlement of debt		–		139,500
Convertible debenture issued for return and cancellation of preferred shares		100,000		–
Debt discount resulting from derivative liability		139,091		–
Loan payable applied against amounts receivable - related party		–		75,000
Payment of amount owed to a related party with return and cancellation of preferred shares		191		–
Payment of accounts payable with inventory		–		30,005
Reclassification of derivative liabilities upon conversion		3,551		–

Supplemental Disclosures
Interest paid		2,613		14,495
Income tax paid		–		–

(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLOGIES INC.
Consolidated Statements of Stockholders' (Deficit)
For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock				Additional	Accumulated
	Shares	Par Value	Shares		Par Value		Paid-in Capital	Deficit	Total
	#		$	#	$		$	$	$
	–	–		–		–
Balance – December 31, 2015	1,000,000	1,000		3,954,410		3,955	1,514,446	(2,954,373)		(1,434,972)

Issuance of common shares for employee bonuses - related parties	–	–		1,544,437		1,544	670,287	–		671,831

Issuance of common shares for services	–	–		631,037		631	246,930	–		247,561

Issuance of common shares for settlement of debt	–	–		310,000		310	139,190	–		139,500

Imputed interest	–	–		–		–	6,016	–		6,016

Net loss for the year	–	–		–		–	–	(73,655)		(73,655)

Balance – December 31, 2016	1,000,000	1,000		6,439,884		6,440	2,576,869	(3,028,028)		(443,719)

Issuance of common shares for services	–	–		635,557		636	222,197	–		222,833

Issuance of common shares for conversion of convertible debt	–	–		48,080		48	1,803	–		1,851

Reclassification of derivative liabilities upon conversion	–	–		–		–	3,551	–		3,551

Return and cancellation of preferred shares	(500,000)	(500)		–		–	(99,691)	–		(100,191)

Net loss for the year	–	–		–		–	–	(1,704,884)		(1,704,884)

Balance – December 31, 2017	500,000	500		7,123,521		7,124	2,704,729	(4,732,912)		(2,020,559)

(The accompanying notes are an integral part of these consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.  The Company is focused on the development and retail of stealth cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information, and 911 buttons, an emergency two way voice system that connects the user to 911
.
On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at December 31, 2017, there has been no activity within the subsidiary.

On November 7, 2017, the Company completed a 1:15 reverse stock split of its common shares. All common shares and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the reverse stock-split.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2017, the Company has a working capital deficit of $2,024,522 and an accumulated deficit of $4,732,912. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

STEALTH TECHNOLOGIES, INC.
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

b)   Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of share-based payments, collectability of accounts receivable, net realizable value of inventory, useful life, impairment, and valuation of intangible assets, variables used in the determination of derivative liabilities, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2017 and 2016, the Company had no cash equivalents.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

d)  Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of December 31, 2017, the Company had an allowance for doubtful accounts of $62,426 (2016 - $nil).

e) Inventory

Inventory is comprised of stealth cards purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. During the year ended December 31, 2017, the Company recorded $395,863 (2016 - $nil) of inventory obsolescence.

f) Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with an useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the year ended December 31, 2017, the Company incurred $98,374 (2016 - $147,564) in amortization expense.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year ended December 31, 2017			Year ended December 31, 2016
	Net (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(1,704,884)	6,719,628	$(0.25)	$(73,655)	5,701,521	$(0.01)
Effect of dilutive securities	–	–	–	–	–	–
Convertible debentures	–	–	–	–	–	–
Diluted EPS	$(1,704,884)	6,719,628	$(0.25)	$(73,655)	5,701,521	$(0.01)

STEALTH TECHNOLOGIES, INC.
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

  j)   Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party.  Shipping and handling costs are recorded as general and administrative costs.

k)   Research and Developments Costs

Research and development costs are charged to operations as incurred.

l)    Advertising Expenses

Advertising expenses are charged to operations as incurred. During the year ended December 31, 2017, the Company incurred $396,556 (2016 - $383,648) in advertising expenses.

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

STEALTH TECHNOLOGIES, INC.
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

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(479,516)	–	–	364,100
Derivative liabilities	–	–	(157,506)	(20,022)

Total	(479,516)	–	(157,506)	344,078

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(843,616)	–	–	(12,383)
Derivative liabilities	–	–	(1,944)	489,305

Total	(843,616)	–	(1,944)	476,922

As of December 31, 2017, the Company had a derivative liability amount of $157,506 (2016 – $1,944) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of $20,022 (2016 – gain of $489,305).

STEALTH TECHNOLOGIES, INC.
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

o)   Recent Accounting Pronouncements

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

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

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $27,461 (2016 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company recognized a gain in forgiveness of debt for $nil (2016 - $140,650) for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt During the year ended December 31, 2017, the Company repaid $47,387 (2016 - $180,000) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2017, the carrying value of the debenture was $22,613 (2016 - $70,000) and the fair value of the derivative liability was $14,237 (2016 - $1,830).

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

3.  Convertible Debenture (continued)

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

On December 20, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,618 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. During the year ended December 31, 2015, the Company issued 2,001,225 common shares for the conversion of $24,495. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $16,820 for principal and interest forgiven pursuant to the settlement agreement. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the year ended December 31, 2017, the Company repaid $nil (2016 - $32,514) of the outstanding loan pursuant to a settlement agreement.

c)
On June 25, 2014, the Company issued a $50,000 convertible note which is unsecured, bears interest at 8% per annum and due on June 24, 2015. The Company received $49,400, net of issuance fee of $600. The note is convertible into shares of common stock 180 days after the date of issuance (December 22, 2014) at a conversion rate of 60% of the lowest closing bid prices of the Company's common stock for the five trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $nil (2016 - $2,613) has been recorded in accounts payable and accrued liabilities.

On December 22, 2014, the note became convertible resulting in the Company recording a derivative liability of $49,464 with a corresponding adjustment to loss on change in fair value of derivative liabilities. Pursuant to the agreement, the convertible note matured on June 24, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $5,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2016, the Company recognized a gain in forgiveness of debt for $30,202 for principal and interest forgiven pursuant to the settlement agreement.  The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt.  During the year ended December 31, 2017, the Company repaid $nil (2016 - $57,486) of the outstanding loan pursuant to a settlement agreement. As at December 31, 2017, the carrying value of the debenture was $nil (2016 - $nil) and the fair value of the derivative liability was $nil (2016 - $114).

d)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2017, the Company issued 48,080 common shares for the conversion of $1,770 of principal and $81 of accrued interest. As at December 31, 2017, accrued interest of $2,992 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

3. Convertible Debenture (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $24,834 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $34,927 (2016 - $nil) and the fair value of the derivative liability was $48,450 (2016 - $nil).

d)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $3,077 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $23,954 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $35,817 (2016 - $nil) and the fair value of the derivative liability was $52,001 (2016 - $nil).

f)
On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company which is unsecured, bears interest at 6% per annum, and is due on December 28, 2018. Refer to Note 12(a). The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2017, accrued interest of $66 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2017, $269 (2016 - $nil) of accretion expense had been recorded. As at December 31, 2017, the carrying value of the debenture was $57,452 (2016 - $nil) and the fair value of the derivative liability was $42,818 (2016 - $nil).

4.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the year ended December 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $20,022 (2016 – gain of $489,305). As at December 31, 2017, the Company recorded a derivative liability of $157,506 (2016 - $1,944).

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2017:

▪	The stock price for the valuation of the derivative instruments at December 31, 2017 was $0.1101 per share of common stock.
▪	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
▪	The projected annual volatility for each valuation period based on the historic volatility of the Company 274% - 345%

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

4. Derivative Liabilities (continued)

•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
▪	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

 The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2016:

▪	The range of stock prices for the valuation of the derivative instruments at December 31, 2016 ranged from $0.030 to $0.0244 per share of common stock.
▪	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
▪	The projected annual volatility for each valuation period based on the historic volatility of the Company 280% - 259%
▪	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
▪	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

 A summary of the activity of the derivative liability is shown below:

	$

Balance, January 1, 2016		491,249
Write off due to cash payoff		(85,664)
Gain due to change in fair value of the derivative		(403,641)

Balance, December 31, 2016		1,944
Reclassification of derivative liabilities upon conversion		(3,551)
Debt discount		139,091
Loss due to change in fair value of the derivative		20,022

Balance, December 31, 2017		157,506

5. Related Party Transactions

a)
As at December 31, 2017, the Company was owed $nil (2016 - $59,926) in trade accounts receivable, net of allowance for doubtful accounts of $59,926 (2016 - $nil) from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at December 31, 2017, the Company owed $36,888 (2016 - $75,964) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.
c)	As at December 31, 2017, the Company owed $nil (2016 –$87,834) to the former Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.
d)
As at December 31, 2017, the Company recorded a liability for shares issuable of $479,516 (2016 - $843,616) relating to 4,359,241 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the year ended December 31, 2017, the Company recorded a gain of $364,100 (2016 – loss of $12,383) in the fair value of the shares issuable to the significant shareholder. Refer to Note 12(b).

e)
During the year ended December 31, 2016, the Company entered into a settlement agreement where an outstanding loan payable owed to a significant shareholder was to offset the balance receivable from the significant shareholder for service revenue.

f)	During the year ended December 31, 2017, the Company generated net service revenues of $nil (2016 - $461,315) from a significant shareholder.
g)	During the year ended December 31, 2017, the Company incurred payroll expense of $393,551 (2016 - $546,680) to management and officers of the Company.

F-14

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

5. Related Party Transactions (continued)

h)
During the year ended December 31, 2017, the Company incurred bonuses on sales of stealth cards of $nil (2016 - $194,793) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the former Chief Financial Officer of the Company.

During the year ended December 31, 2017, the Company issued nil (2016 – 1,544,437) common shares with a fair value of $nil (2016 - $671,831) to management and officers of the Company which has been included in consulting expenses
.

i)
During the year ended December 31, 2017, the Company incurred engineering expense of $nil (2016 - $7,025), which was included in cost of goods sold, and research and development costs of $38,002 (2016 - $96,877) to a company owned by the mother of the President of the Company. As at December 31, 2017, the Company was owed $413 (2016 - $nil) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense. As at December 31, 2017, the Company owed $nil (2016 - $9,587) to the company owned by the mother of the President of the Company, which has been recorded as accounts payable – related party.

6. Loan Payable

As at December 31, 2017, the Company owes $120,000 (2016 - $120,000) in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

7. Preferred Shares

On December 28, 2017, the former Chief Financial Officer returned 500,000 shares of Series A Preferred stock to treasury of the Company in exchange for a convertible promissory note in the amount of $100,000. Refer to Notes 3(f) and 12(a).

8. Common Shares

Year ended December 31, 2017

a)	On January 23, 2017, the Company issued 66,667 common shares with a fair value of $25,000 to a non-related party for consulting services.
b)	On February 1, 2017, the Company issued 13,334 common shares with a fair value of $7,000 to a non-related party for consulting services.
c)
On August 18, 2017, the Company issued 555,556 common shares with a fair value of $190,833 to a non-related party for advertising services, which has been recorded in general and administrative expenses. The fair value of the common shares was determined on June 20, 2017, which was the effective date of the advertising services.

d)
On November 7, 2017, the Company completed a 1:15 reverse stock split of its common shares. All common shares and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the reverse stock-split.

e)	On December 22, 2017, the Company issued 48,080 common shares for the conversion of $1,770 of convertible debentures and $81 of accrued interest, as noted in Note 3(d).

Year ended December 31, 2016

f)	On January 1, 2016, the Company issued 33,333 common shares with a fair value of $14,250 to non-related parties for consulting services.
g)	On January 8, 2016, the Company issued 200,000 common shares with a fair value of $87,000 to non-related parties for consulting services.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

8. Common Shares (continued)

Year ended December 31, 2016 (continued)

h)	On March 26, 2016, the Company issued 877,770 common shares with a fair value of $381,831 to the President of the Company for employee bonuses.
i)	On March 26, 2016, the Company issued 666,667 common shares with a fair value of $290,000 to the Chief Financial Officer of the Company for employee bonuses.
j)	On March 26, 2016, the Company issued 200,000 common shares with a fair value of $87,000 to a non-related party for consulting services.
k)	On at June 16, 2016, the Company issued 197,704 common shares with a fair value of $59,311 to non-related parties for consulting services.
l)
On October 1, 2016, the Company issued 310,000 common shares with a fair value of $139,500 to a non-related party to settle debt in the amount of $100,000. The Company recognized a loss of $12,095 as a result of the settlement.

9. Revenue Concentration Disclosure

The Company had one product that accounted for approximately 100% (2016 - 65%) of gross revenue and 100% (2016 - 65%) of accounts receivable as at and for the year ended December 31, 2017.

10. Commitment and Contingencies

a)
On December 22, 2015, the Company was served notice by an individual claiming that he had received electronic emails recommending the purchase of the Company's common stock. The plaintiff claims that during the period of December 3, 2012 to December 7, 2012, he had received eighteen unsolicited electronic mails in regards to the purchase of the Company's common stock and is seeking damages of $1,000 for each electronic mail he has received, plus $1,700 in attorney fees for a total claim of $19,700. Per the plaintiff's claim, he has served notice to the Company since 2013. The plaintiff presented his case in court on February 19, 2016 and the court ruled in favor of the plaintiff for the full amount of $19,700. On January 5, 2017, the Company and the individual entered into a settlement agreement whereby both parties agreed to a mutual release upon the company paying the individual $5,000.  On January 17, 2017, the plaintiff's claims against the Company were dismissed and the court vacated the default judgment of $19,700. As at December 31, 2017, the Company recognized an expense of $5,000 (2016 gain - ($19,700)) as the final amount payable in relation to the claim.

b)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses.   As of the date of this report, the Company is in negotiations to settle the litigation. The estimated settlement payment of $400,000 has been recorded in accounts payable and accrued liabilities as at December 31, 2017.

c)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at December 31, 2017.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

10. Commitment and Contingencies (continued)

d)
On October 23, 2017, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the Company agreed to compensate the consultant for services performed and for commission earned on the sale of Stealth cards and 911 help buttons promoted by the consultant. The Company asserts that the agreement was terminated with just cause, and therefore the Company should not be liable for any compensation due to the consultant. The Company intends to defend itself against the consultant and is unable to estimate the likelihood of any outcome as at the date of the report.

e)
On June 1, 2018, the Company received notice that a third party was seeking compensation for design patent infringement and copyright infringement. The claims appear to concern an out-of-use version of the product generally known as the "911 Help Now Pendant". The Company intends to defend itself against the claims, have requested and been granted an extension to discuss settlement with the plaintiff, and is unable to estimate the likelihood of any outcome as at the date of the report.

11. Income Taxes

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). As at December 31, 2017, the Company has $3,691,253 per schedule provided of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes. On January 1, 2018, the US federal income tax rate was amended to 21%.  As at December 31, 2017 and 2016, the Company had no uncertain tax positions. The company is awaiting the filing of its 2017 taxes for completed financials.

	2017 $	2016 $

Net loss before taxes	(1,704,884)	(73,655)
Statutory rate	35%	34%

Income tax recovery at statutory rate	(596,710)	(25,043)

Tax effect of:

Permanent differences and other	(101,712)	(220,726)
Change in tax rates and true up	499,818	–
Change in valuation allowance	198,604	245,769

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017 $	December 31, 2016 $

Net operating loss carried forward	775,163	576,559
Valuation allowance	(775,163)	(576,559)

Net deferred income tax asset	–	–

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

12. Subsequent Events

a)	On January 9, 2018, the Company issued 250,000 common shares for the conversion of $6,587 of convertible debenture and $3,038 of accrued interest. Refer to Note 3(e).

b)
On January 12, 2018, the Company announced the departure of the Chief Financial Officer of the Company effective December 28, 2017. As part of her resignation, the Chief Financial Officer of the Company agreed to return 500,000 shares of Series A Preferred stock to treasury of the Company in exchange for a convertible promissory note in the amount of $100,000. The convertible promissory note is unsecured, bears interest at 6% per annum, and is convertible into common shares of the Company at a discount of 30% to the closing trade price looking back 10 days.

c)	On January 17, 2018, the Company issued 102,543 common shares for the conversion of $1,770 of convertible debenture and $91 of accrued interest. Refer to Note 3(d).

d)
On January 23, 2018, the Company issued a $100,000 convertible note, which is unsecured, bears one-time interest at 14%, and is due six months from the payment date. The note is convertible into shares of common stock at a conversion price of $0.30 per share.

e)	On January 25, 2018, the Company issued 147,373 common shares for the conversion of $1,770 of convertible debenture and $94 of accrued interest. Refer to Note 3(d).

f)
On January 26, 2018, the Company issued a $165,000 convertible note, net of an original issue discount of $15,000, which is unsecured, bears one-time interest at 14%, and is due six months from the payment date. The note is convertible into shares of common stock at a conversion price of $0.30 per share. On March 12, 2018, the Company issued 500,000 common shares to the lender as additional compensation for the loan.

g)
On January 30, 2018, the Company entered into an employment agreement and appointed a Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company is to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after six months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. The Company issued 1,061,266 common shares on February 16, 2018 and 500,000 shares of Series A Preferred stock on April 17, 2018 as compensation under this agreement to the Chief Operating Officer of the Company.

h)
On February 1, 2018, the Company appointed the Chief Operating Officer of the Company to the Board of Directors. In compensation for services to be rendered, the Company will issue 750,000 common shares, which will vest quarterly over a three-year period.

i)	On February 12, 2018, the Company issued 350,000 common shares for the conversion of $3,863 of convertible debenture and $564 of accrued interest. Refer to Note 3(e).

j)
On February 20, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 20, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company.

k)
On February 23, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 23, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company.

l)
On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a significant shareholder in exchange for the Company's intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. MaloneBailey, LLP has audited our financial statements for the years ended December 31, 2017 and 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2017, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Brian McFadden	32	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

Background of officers and directors

Brian McFadden

Since November 29, 2012, Brian McFadden has been our president, principal executive officer and a member of our board of directors. On December 28, 2017, Mr. McFadden became our interim Principal Financial Officer, Principal Accounting Officer, Treasurer and Director.  Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others. In December 2008, Mr. McFadden founded Rail Nine Media, a full service web design and marketing house that has worked with clients ranging from MTV's Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns. In April 2010, Mr. McFadden co-founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups. Mr. McFadden expanded his IRocNights customer base through the launch of Let's Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let's Stay Local focused on daily deals for the targeted younger generations. While at Let's Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled. Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden currently sits on the Board of Islet Sciences Inc.

On December 28, 2017, Michelle Pannoni, the Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a Director of the Company resigned from all positions with the Company. There will also be a vacancy on the Board of Directors that may be filled by the remaining member of the Board of Directors, pursuant to the Bylaws of the company. Ms. Pannoni's resignation was not the result of any disagreement with our operations, policies, or practices.

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

Involvement in Certain Legal Proceedings

    During the past ten years, Mr. McFadden and Mr. Cabrera have not been the subject of the following events:

1)
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

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3)
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

a.
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

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4)
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6)
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8)
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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years ended December 31, 2017 and 2016, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Brian McFadden	2017	174,350	0	0	0	0	0	0	174,350
President	2016	273,340	97,397	381,830	0	0	0	0	752,567

Michelle Pannoni - resigned 12-28-2017	2017	175,210	0	0	0	0	0	0	175,210
Former Secretary & Treasurer	2016	273,340	97,397	290,000	0	0	0	0	660,737

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2017. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian McFadden	0	0	0	0	0	0	0
Michelle Pannoni - resigned 12-28-2017	0	0	0	0	0	0	0

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
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of December 31, 2017, the beneficial ownership of the outstanding common stock and preferred stock: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of December 31, 2017, there were 7,123,521 shares of common stock issued and outstanding.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Beneficial Ownership of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock	Percentage of Beneficial Ownership of Preferred Stock
Directors and Officers:
Brian McFadden (1)	936,922	13.15%	500,000	100.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

All executive officers and directors as a group (1 person)	936,922	13.15%	500,000	100.00%

Michelle Pannoni - resigned 12-28-2017(2)	936,922	13.15%	0	0.00%
801 West Bay Drive, Suite 470
Largo, Florida 33770

May 2013 Trust	372,137	5.22%	0	0
1347 Pond Lane
Hewlet Harbor, NY 11557

(1)
1,000,000 shares of our capital stock is designated as Series A Preferred Stock. 500,000 shares are owned by Brian McFadden our president, principal executive officer and a director. Each share of Series A Preferred Stock has 1,000 votes. Accordingly, the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes. Our Series A Preferred Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, Mr. McFadden have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote.

(2)	On December 28, 2017, Ms. Pannoni returned 500,000 shares of Series A Preferred stock to the Company's treasury in exchange for a convertible promissory note in the amount of $100,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As at December 31, 2017, the Company was owed $nil (2016 - $59,926) in trade accounts receivable, net of allowance for doubtful accounts of $59,926 (2016 - $nil) from a significant shareholder, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, the Company owed $36,888 (2016 - $75,964) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, the Company owed $nil (2016 –$87,834) to the former Chief Financial Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, the Company recorded a liability for shares issuable of $479,516 (2016 - $843,616) relating to 4,359,241 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the year ended December 31, 2017, the Company recorded a gain of $364,100 (2016 – loss of $12,383) in the fair value of the shares issuable to the significant shareholder.

During the year ended December 31, 2016, the Company entered into a settlement agreement where an outstanding loan payable owed to a significant shareholder was to offset the balance receivable from the significant shareholder for service revenue.

During the year ended December 31, 2017, the Company generated net service revenues of $nil (2016 - $461,315) from a significant shareholder.

During the year ended December 31, 2017, the Company incurred payroll expense of $393,551 (2016 - $546,680) to management and officers of the Company.

During the year ended December 31, 2017, the Company incurred bonuses on sales of stealth cards of $nil (2016 - $194,793) to management and officers of the Company which has been included in cost of sales. Bonuses accrue on total gross sales at a rate of 5% each to the Chief Executive Officer and the former Chief Financial Officer of the Company.

During the year ended December 31, 2017, the Company issued nil (2016 – 1,544,437) common shares with a fair value of $nil (2016 - $671,831) to management and officers of the Company which has been included in consulting expenses.

During the year ended December 31, 2017, the Company incurred engineering expense of $nil (2016 - $7,025), which was included in cost of goods sold, and research and development costs of $38,002 (2016 - $96,877) to a company owned by the mother of the President of the Company. As at December 31, 2017, the Company was owed $413 (2016 - $nil) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense. As at December 31, 2017, the Company owed $nil (2016 - $9,587) to the company owned by the mother of the President of the Company, which has been recorded as accounts payable – related party.

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

2017	$45,500	MaloneBailey, LLP
2016	$50,000	MaloneBailey, LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(5)
Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)
The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Damic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and CareerStart, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.2	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.3	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	08/22/16	10.1
10.4	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	08/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August, 2018.

STEALTH TECHNOLOGIES, INC.
(the "Registrant")

BY:	BRIAN McFADDEN
Brian McFadden
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN McFADDEN	Member of the Board	August 2, 2018
Brian McFadden	of Directors

EXHIBIT INDEX
Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Damic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and CareerStart, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.2	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.3	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	08/22/16	10.1
10.4	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	08/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.