Form 10-Q
period 2018-03-31
STEALTH TECHNOLOGIES, INC.
filed 2018-10-31
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 333-220846

Stealth Technologies, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	27-2758155
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

801 West Bay Drive, Suite 470 Largo, Florida	33770
(Address of Principal Executive Office)	(Zip Code)

727-330-2731
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X ] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☑

As of October 24, 2018, there were 10,884,580 shares of the registrant's common stock outstanding.

STEALTH TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements'' within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may,'' "will,'' "expect,'' "intend,'' "estimate,'' "anticipate,'' "believe,'' "continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management's efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the "SEC").

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEALTH TECHNOLOGIES, INC.

Consolidated Financial Statements

For the three months ended March 31, 2018 (unaudited) and December 31, 2017

Consolidated Balance Sheets (unaudited)	F–2

Consolidated Statements of Operations (unaudited)	F–3

Consolidated Statements of Cash Flows (unaudited)	F–4

Notes to the Consolidated Financial Statements (unaudited)	F–5

STEALTH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	March 31, 2018 $	December 31, 2017 $
	(unaudited)
ASSETS

Cash	865,650	51,627
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $2,500, respectively	456,996	329,558
Prepaid expenses	23,938	24,438

Total Current Assets	1,346,584	405,623

Equipment, net	3,754	–
Intangible assets, net	3,963	3,963

Total Assets	1,354,301	409,586

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	2,073,247	1,485,426
Derivative liabilities	346,252	157,506
Loan payable	120,000	120,000
Due to related parties	36,888	36,888
Liability for shares issuable – related party	455,741	479,516
Convertible debentures, net of unamortized discount of $310,087 and $96,034, respectively	451,377	150,809

Total Current Liabilities	3,483,505	2,430,145

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and 500,000 preferred shares, respectively	500	500

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 9,534,703 and 7,123,521 common shares, respectively	9,535	7,124

Additional paid-in capital	2,812,935	2,704,729
Accumulated deficit	(4,952,174)	(4,732,912)

Total Stockholders' Deficit	(2,129,204)	(2,020,559)

Total Liabilities and Stockholders' Deficit	1,354,301	409,586

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $

Revenue of goods	916,811	669,257
Revenue of services – related party	–	79,502

Total revenue	916,811	748,759

Cost of goods sold	(760,273)	(391,899)

Gross Margin	156,538	356,860

Operating Expenses

Amortization	145	36,286
Consulting	–	63,115
General and administrative	134,750	370,841
Payroll	85,574	137,767
Professional fees	96,106	62,320
Research and development	–	38,002

Total Operating Expenses	316,575	708,331

Loss Before Other Income (Expense)	(160,037)	(351,471)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	10,144	(396)
Interest expense	(93,145)	(2,992)
Make whole expense with related party	23,776	(348,344)
Other expense	–	(5,000)

Total Other Expenses	(59,225)	(356,732)
Net Loss	(219,262)	(708,203)

Net Loss per Share	(0.03)	(0.11)

Weighted Average Shares Outstanding	8,333,180	6,491,478

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Cashflows
(unaudited)

	Three months ended March 31, 2018		Three months ended March 31, 2017
	$		$
Operating Activities

Net loss for the period		(219,262)		(708,203)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures		96,474		–
Amortization of intangible assets		145		36,286
Change in fair value of make whole expense with related party		(23,776)		348,344
(Gain) loss on change in fair value of derivative liabilities		(10,144)		396
Issuance of shares for consulting services		–		32,000
Share based compensation		54,814		–

Changes in operating assets and liabilities:

Accounts receivable		(127,438)		390,334
Accounts receivable – related party		–		(79,618)
Prepaid expenses		500		(30,000)
Prepaid expense – related party		–		(413)
Inventory		–		115
Accounts payable and accrued liabilities		556,608		(165,090)
Accounts payable – related party		–		(9,587)
Deferred revenue		–		(120)
Due to related parties		–		(22,084)

Net cash provided by (used in) operating activities		327,921		(207,640)

Investing Activities

Acquisition of equipment		(3,898)		–

Net cash used in investing activities		(3,898)		–

Financing Activities

Proceeds from convertible debentures		500,000		–
Repayments of convertible debentures		(10,000)		(37,387)

Net cash provided by (used in) financing activities		490,000		(37,387)

Change in cash		814,023		(245,027)

Cash, beginning of period		51,627		456,967

Cash, end of period		865,650		211,940

Non-cash Investing and Financing Activities
Debt discount resulting from derivative liability		211,916		–
Reclassification of derivative liabilities upon conversion to equity		13,026		–
Shares issued for convertible debentures		17,777		–
Shares issued for loan fees		25,000

Supplemental Disclosures
Interest paid		–		2,613
Income tax paid		–		–

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at March 31, 2018, there has been no activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2018, the Company has a working capital deficit of $2,136,921 and an accumulated deficit of $4,952,174. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)  Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

c)  Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of products and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of March 31, 2018, the Company had an allowance for doubtful accounts of $2,500  (December 31, 2017 - $2,500).

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

3.  Summary of Significant Accounting Policies (continued)

d)  Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and have not been placed in use. During the three months ended March 31, 2018, the Company incurred $nil  (March 31, 2017 - $36,286) in amortization expense.

e)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended in March 31, 2018, the Company had 34,303,598 (2017 – 1,207,871) potentially dilutive shares from convertible debentures.

f)  Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

g)   Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party. Shipping and handling costs are recorded as general and administrative costs.

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

2. Summary of Significant Accounting Policies (continued)

h)  Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses) $

Liability for shares issuable – related party	(455,741)	–	–	23,776
Derivative liabilities	–	–	(346,252)	10,144

Total	(455,741)	–	(346,252)	33,920

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(479,516)	–	–	364,100
Derivative liabilities	–	–	(157,506)	(20,022)

Total	(479,516)	–	(157,506)	344,078

As of March 31, 2018, the Company had a derivative liability amount of $346,252 (December 31, 2017 – $157,506) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $10,144 (March 31, 2017 – loss of $396).

i)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.  Convertible Debentures

a) On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2018, accrued interest of $27,461 (December 31, 2017 - $27,461) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

3. Convertible Debentures (continued)

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the three months ended March 31, 2018, the Company repaid $10,000 (2017 - $37,387) of the outstanding loan pursuant to a settlement agreement. As at March 31, 2018, the carrying value of the debenture was $12,613 (December 31, 2017 - $22,613) and the fair value of the derivative liability was $8,193 (December 31, 2017 - $14,237).

b)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is in default. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the three months ended March 31, 2018, the Company issued 249,916 common shares for the conversion of $3,540 of principal and $185 of accrued interest. As at March 31, 2018, accrued interest of $3,944 (December 31, 2017 - $2,992) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $15,829 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $47,216 (December 31, 2017 - $34,927) and the fair value of the derivative liability was $32,990 (December 31, 2017 - $48,450).

c)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is in default. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the three months ended March 31, 2018, the Company issued 600,000 common shares for the conversion of $10,450 of principal and $3,602 of accrued interest. As at March 31, 2018, accrued interest of $916 (December 31, 2017 - $3,077) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $17,502 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $42,869 (December 31, 2017 - $35,817) and the fair value of the derivative liability was $49,800 (December 31, 2017 - $52,001).

d)
On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company which is unsecured, bears interest at 6% per annum, and is due on December 28, 2018. The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2018, accrued interest of $1,544 (December 31, 2017 - $66) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $8,492 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $65,944 (December 31, 2017 - $57,452) and the fair value of the derivative liability was $42,604 (December 31, 2017 - $42,818).

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

3. Convertible Debentures (continued)

e)
On January 23, 2018, the Company issued a $111,111 convertible note, net of an original issue discount of $11,111, which is unsecured, bears one-time interest at 14%, and is due six months from the payment date. This note has been extended and is current. The note is convertible into shares of common stock at a conversion price of $0.30 per share. As at March 31, 2018, accrued interest of $14,000 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Since this note became tainted by the notes with variable conversion rates, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and the one-time interest resulted in a discount to the convertible note of $17,712. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $10,611 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $92,899 (December 31, 2017 - $nil) and the fair value of the derivative liability was $2,258 (December 31, 2017 - $nil).

f)
On January 26, 2018, the Company issued a $165,000 convertible note, net of an original issue discount of $15,000, which is unsecured, bears one-time interest at 14%, is due six months from the payment date. We are currently working on an extension with the lender. The note is convertible into shares of common stock at a conversion price of $0.30 per share. A total of 500,000 shares with a fair value of $25,000 was also issued with the convertible note. Refer to Note 7(f). As at March 31, 2018, accrued interest of $21,000 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Since this note became tainted by the notes with variable conversion rates , the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability, the one-time interest and the fair value of the shares resulted in a discount to the convertible note of $50,697. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $21,680 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $120,983 (December 31, 2017 - $nil) and the fair value of the derivative liability was $3,170 (December 31, 2017 - $nil).

g)
On February 20, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 20, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at March 31, 2018, accrued interest of $1,036 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and legal fees paid resulted in a discount to the convertible note of $108,050. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $11,396 (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $34,596 (December 31, 2017 - $nil) and the fair value of the derivative liability was $103,618 (December 31, 2017 - $nil).

h)
On February 23, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 23, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at March 31, 2018, accrued interest of $1,036 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

3. Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and legal fees paid resulted in a discount to the convertible note of $107,957. The carrying value of the convertible note will be accreted over the term of the convertible note. During the three months ended March 31, 2018, $10,964  (2017 - $nil) of accretion expense had been recorded. As at March 31, 2018, the carrying value of the debenture was $34,257 (December 31, 2017 - $nil) and the fair value of the derivative liability was $103,619 (December 31, 2017 - $nil).

4. Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended March 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of $10,144 (2017 – $(396)). As at March 31, 2018, the Company recorded a derivative liability of $346,252 (December 31, 2017 – $157,506).

The following inputs and assumptions were used to value the convertible debentures outstanding during the three months ended March 31, 2018:

•	The stock price for the valuation of the derivative instruments at March 31, 2018 was $0.03 per share of common stock;
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%;
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default;
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 302% - 398%; and
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

	$

Balance, December 31, 2017		157,506
Reclassification of derivative liabilities upon conversion to equity		(13,026)
Derivative liability charged to debt discount		211,916
Loss due to change in fair value of the derivative		(10,144)

Balance, March 31, 2018		346,252

5. Related Party Transactions

a)
As at March 31, 2018, the Company was owed $nil (December 31, 2017 - $nil) in trade accounts receivable, net of allowance for doubtful accounts of $59,926 (December 31, 2017 - $59,926) from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at March 31, 2018, the Company owed $36,888 (December 31, 2017 - $36,888) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

5. Related Party Transactions (continued)

c)
As at March 31, 2018, the Company recorded a liability for shares issuable of $455,741 (December 31, 2017 - $479,516) relating to 18,787,700 common shares to be issued to a significant shareholder pursuant to the acquisition agreement for the intangible assets. During the three months ended March 31, 2018, the Company recorded a gain of $23,776 (2017 – loss of $348,344) in the fair value of the shares issuable to the significant shareholder.

d)	During the three months ended March 31, 2018, the Company generated service revenues of $nil (2017 - $79,502) for sales revenue to a significant shareholder.

e)	During the three months ended March 31, 2018, the Company incurred payroll expense of $85,574 (2017 - $137,767) to management and officers of the Company.

f)
During the three months ended March 31, 2018, the Company incurred research and development costs of $nil (2017 - $38,002) to a company owned by the mother of the President of the Company. As at March 31, 2018, the Company was owed $413 (December 31, 2017 - $413) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense – related party.

6. Loan Payable

As at March 31, 2018, the Company owes $120,000 (December 31, 2017 - $120,000) in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

7. Common Shares

(a)	On January 9, 2018, the Company issued 250,000 common shares for the conversion of $6,587 of convertible debenture and $3,038 of accrued interest. Refer to Note 3(c).

(b)	On January 17, 2018, the Company issued 102,543 common shares for the conversion of $1,770 of convertible debenture and $91 of accrued interest. Refer to Note 3(b).

(c)	On January 25, 2018, the Company issued 147,373 common shares for the conversion of $1,770 of convertible debenture and $94 of accrued interest. Refer to Note 3(b).

(d)	On February 12, 2018, the Company issued 350,000 common shares for the conversion of $3,863 of convertible debenture and $564 of accrued interest. Refer to Note 3(c).

(e)	On February 16, 2018, the Company issued 1,061,266 common shares at a fair market value of $53,063 as compensation to the Chief Operating Officer of the Company. Refer to Note 9(d).

(f)	On March 12, 2018, the Company issued 500,000 common shares to the lender as additional compensation for a loan payable. Refer to Note 3(f).

8. Revenue Concentration Disclosure

The Company had one product that accounted for approximately 98% (2017 - 100%) of gross revenue for the three months ended March 31, 2018 and 100% (December 31 - 2017 - 100%) of accounts receivable as at March 31, 2018.

STEALTH TECHNOLOGIES, INC.
Consolidated Notes to the Financial Statements

9. Commitment and Contingencies

a)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses. As of the date of this report, the company has negotiated a settlement with this lawsuit as of August 2, 2018 with a total liability of 399,900 as of that date. The estimated settlement payment of $400,000 has been recorded in accounts payable and accrued liabilities as at March 31, 2018.

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

d)
On January 30, 2018, the Company entered into an employment agreement and appointed a Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company is to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after six months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock with a fair value of $500 upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. Refer to Notes 7(e).

e)
On February 1, 2018, the Company appointed the Chief Operating Officer of the Company to the Board of Directors. In compensation for services to be rendered, the Company granted 750,000 common shares with a fair value of $25,500, which will vest quarterly over a three-year period. During the three months ended March 31, 2018, $1,250 (2017 - $nil) of expense had been recorded.

f)
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

10.  Subsequent Events

a)
On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a significant shareholder in exchange for the Company's intangible assets.

b)	On September 17, 2018, the Company issued 442,448 common shares for the conversion of $1,270 of convertible debenture and $190.08 of accrued interest

c)	On September 20, 2018, the Company issued 350,000 common shares for loan fees and 350,000 common shares due to extension of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this prospectus.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in "Risk Factors".

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.

Overview

Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.  The Company is focused on the development and retail of stealth cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information, and 911 buttons, an emergency two way voice system that connects the user to 911. On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at March 31, 2018, there has been no activity within the subsidiary.

Results of Operations

For the Three Months Ended March 31, 2018 and March 31, 2017

Our results of operations for the three months ended March 31, 2018 and March 31, 2017 are summarized below.

	Three Months Ended March 31, 2018	Three Months Ended March, 2017
Revenues	$916,811	$748,759
Cost of Sales	$(760,273)	$(391,899)
Total operating expenses	$316,575	$708,331
Loss from operations	$(160,037)	$(351,471)
Net loss	$(219,262)	$(708,203)

For the three months ended March 31, 2018 revenues increased by approximately $168,052, or 22.44%, as compared to the three months ended March 31, 2017 due to an increase in sales of existing distribution channels.

For the three months ended March 31, 2018, cost of sales increased by approximately $368,374 or 94.00%, as compared to the three months ended March 31, 2017. Cost of sales increase due to increased financing costs.

For the three months ended March 31, 2018, gross profit amounted to $156,538 as compared to $356,860 in the three months ended March 31, 2017, amounting to a decrease of $200,322, or 56.13%. For the three months ended March 31, 2018 and 2017, gross profit margins were at 17.07% and 47.66%, respectively. Gross Margins were reduced due to increased financing costs and reduced per unit sales price.

For the three months ended March 31, 2018 and 2017, we incurred operating expenses of $316,575 and $708,331, respectively, and a net loss of $(219,262) and $(708,203), respectively. The operating expenses are costs related to amortization, consulting, general and administrative, payroll, professional fees, research and development, and share based compensation. Operating expenses decreased by approximately $391,756 or 55.31%.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2018 and 2017

The following table provides detailed information about our net cash flows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash Flows
Net cash provided by (used in) operating activities	$327,921	$(207,640)
Net cash used in investing activities	$(3,898)	$-
Net cash provided by (used in) financing activities	$490,000	$(37,387)
Net change in cash	$814,023	$(245,027)

Operating Activities

For the Three Months Ended March 31, 2018 and 2017

Cash provided by operating activities for the three months ended March 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash provided by operating activities of $327,921 consisted of a net loss of $(219,262). The net loss was offset by accretion of discount on convertible notes of $96,474, amortization of equipment of $144, and share based compensation of $54,814 and change in fair value of make whole expense with related party of $23,776.

Cash used in operating activities for the three months ended March 31, 2017 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(207,640) consisted of a net loss of $(708,203). The net loss was partially offset by amortization of intangible assets of $36,286, change in fair value of make whole expenses with related parties of $348,344, loss on change in fair value of derivative liabilities of $396, and issuance of shares for consulting services of $32,000.

Investing Activities

For the Three Months Ended March 31, 2018 and 2017

For the Three Months Ended March 31, 2018 and 2017 we used cash flow from investing activities of $(3,898) and $0.00, respectively.

Financing Activities

For the Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017 net cash provided by (used in) financing activities was $490,000 and $(37,387), respectively.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended March 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 5. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stealth Technologies, Inc.

Date: October 26, 2018	By:	/s/ Brian McFadden
Brian McFadden
Chief Executive Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	8/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X