Form 10-Q
period 2018-06-30
STEALTH TECHNOLOGIES, INC.
filed 2018-12-03
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer, (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of November 30, 2018, there were 10,512,443 shares of the registrant's common stock outstanding.

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

STEALTH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	June 30, 2018 $	December 31, 2017 $
	(unaudited)
ASSETS

Cash	292,534	51,627
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $2,500, respectively	486,951	329,558
Prepaid expenses	19,438	24,438

Total Current Assets	798,923	405,623

Equipment, net	3,559	–
Intangible assets, net	3,963	3,963

Total Assets	806,445	409,586

LIABILITIES

Accounts payable and accrued liabilities	1,448,749	1,485,426
Derivative liabilities	336,005	157,506
Loans payable	120,000	120,000
Due to related parties	36,888	36,888
Liability for shares issuable – related party	–	479,516
Convertible debentures, net of unamortized discount of $183,050 and $96,034, respectively	578,414	150,809

Total current liabilities	2,520,056	2,430,145

Other long-term liability	120,000	-

Total Liabilities	2,640,056	2,430,145

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and 500,000 preferred shares, respectively	500	500

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 9,534,703 and 7,123,521 common shares, respectively	9,535	7,124

Additional paid-in capital	2,833,010	2,704,729
Accumulated deficit	(4,676,656)	(4,732,912)

Total Stockholders' Deficit	(1,833,611)	(2,020,559)

Total Liabilities and Stockholders' Deficit	806,445	409,586

(The accompanying notes are an integral part of these interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $	Six months ended June 30, 2018 $	Six months ended June 30, 2017 $

Revenue of goods	878,798	972,127	1,795,609	1,641,384
Revenue of services – related party	–	68,379	–	147,881

Total revenue	878,798	1,040,506	1,795,609	1,789,265

Cost of goods sold	(650,598)	(510,045)	(1,410,871)	(901,944)

Gross Margin	228,200	530,461	384,738	887,321

Operating Expenses

Amortization	194	36,689	339	72,975
Consulting	22,000	5,000	22,000	68,115
General and administrative	80,514	244,595	215,264	615,436
Payroll	92,804	102,508	178,378	240,275
Professional fees	59,427	72,622	155,533	134,942
Research and development	–	–	–	38,002

Total Operating Expenses	254,939	461,414	571,514	1,169,745

Income (Loss) Before Other Income (Expense)	(26,739)	69,047	(186,776)	(282,424)

Other Income (Expense), net

Gain (loss) on change in fair value of derivative liabilities	10,247	(1,825)	20,391	(2,221)
Gain on settlement of liability	455,741	–	455,741	–
Interest expense	(163,731)	(14,906)	(256,876)	(17,898)
Make whole expense with related party	–	757,532	23,776	409,188
Other expense	–	–	–	(5,000)

Total Other Income, net	302,257	740,801	243,032	384,069
Net Income	275,518	809,848	56,256	101,645

Net Income per Share – Basic	0.03	0.12	0.01	0.02

Net Income (Loss) per Share – Diluted	(0.00)	0.01	(0.01)	(0.03)

Weighted Average Shares Outstanding – Basic	9,534,703	6,519,552	8,954,725	6,508,355

Weighted Average Shares Outstanding – Diluted	24,844,394	8,214,328	24,264,416	8,203,131

(The accompanying notes are an integral part of these interim consolidated financial statements)

STEALTH TECHNOLOGIES, INC.
Consolidated Statements of Cashflows
(unaudited)

	Six months ended June 30, 2018		Six months ended June 30, 2017
	$		$
Operating Activities

Net income for the period		56,256		101,645

Adjustments to reconcile net income to net cash used in operating activities:

Accretion of discount on convertible debentures		247,711		10,875
Amortization of intangible assets		339		72,975
Change in fair value of make whole expense with related party		(23,776)		(409,188)
Gain on settlement of liability		(455,741)		–
Issuance of shares for consulting services		–		32,000
Loss (gain) on change in fair value of derivative liabilities		(20,391)		2,221
Share based compensation		56,689		–

Changes in operating assets and liabilities:

Accounts receivable		(157,393)		334,465
Accounts receivable – related party		–		(147,881)
Prepaid expenses		5,000		(30,000)
Prepaid expense – related party		–		(413)
Inventory		–		694
Accounts payable and accrued liabilities		52,111		(307,288)
Accounts payable – related party		–		(9,587)
Deferred revenue		–		(120)
Due to related parties		–		(21,807)

Net cash used in operating activities		(239,195)		(371,409)

Investing Activities

Acquisition of equipment		(3,898)		–

Net cash used in investing activities		(3,898)		–

Financing Activities

Proceeds from convertible debentures		500,000		120,000
Repayments of convertible debentures		(10,000)		(47,387)
Deferred financing fees paid		(6,000)		–

Net cash provided by financing activities		484,000		72,613

Increase (decrease) in cash		240,907		(298,796)

Cash, beginning of period		51,627		456,967

Cash, end of period		292,534		158,171

Non-cash Financing Activities
Debt discount resulting from derivative liability		211,916		96,274
Reclassification of derivative liability to APIC on conversion		13,026
Shares issued for convertible debentures		17,777
Shares issued for loan fees		43,200

Supplemental Disclosures
Interest paid		–		2,613
Income tax paid		–		–

(The accompanying notes are an integral part of these interim consolidated financial statements)

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

On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at June 30, 2018, there has been no activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2018, the Company has a working capital deficit of $1,721,133 and an accumulated deficit of $4,676,656. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable represents amounts owed from customers for the sale of products and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of June 30, 2018, the Company had an allowance for doubtful accounts of $2,500 (December 31, 2017 - $2,500).

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

3.	Summary of Significant Accounting Policies (continued)

d)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and have not been placed in use. During the six months ended June 30, 2018, the Company incurred $nil (June 30, 2017 - $72,975) in amortization expense.

e)	Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2018, the Company had 15,309,691 (2017 – 1,694,776) potentially issuable shares that were dilutive.

The following table represents a reconciliation to the diluted EPS:

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $	Six months ended June 30, 2018 $	Six months ended June 30, 2017 $

Net income	275,518	809,848	56,256	101,645
Less: Other income, net	(302,257)	(740,801)	(243,032)	(384,069)

Adjusted operating income	(26,739)	69,047	(186,776)	(282,424)
Weighted Average Shares Outstanding – Diluted	24,844,394	8,214,328	24,264,416	8,203,131
Net Income (Loss) per Share – Diluted	(0.00)	0.01	(0.01)	(0.03)

f)	Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

g)	Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. For the Company's service sales, cost of revenue consists of engineering services provided by a related party. Shipping and handling costs are recorded as general and administrative costs.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies (continued)

h)	Financial Instruments

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses) $

Liability for shares issuable – related party	–	–	–	23,776
Derivative liabilities	–	–	(336,005)	20,391

Total	–	–	(336,005)	44,167

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(479,516)	–	–	364,100
Derivative liabilities	–	–	(157,506)	(20,022)

Total	(479,516)	–	(157,506)	344,078

As of June 30, 2018, the Company had a derivative liability amount of $336,005 (December 31, 2017 – $157,506) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $20,391 (June 30, 2017 – loss of $2,221).

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

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2018, accrued interest of $27,461 (December 31, 2017 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt. During the six months ended June 30, 2018, the Company repaid $10,000 (2017 - $47,387) of the outstanding loan pursuant to a settlement agreement. As at June 30, 2018, the carrying value of the debenture was $12,613 (December 31, 2017 - $22,613) and the fair value of the derivative liability was $5,000 (December 31, 2017 - $14,237).

b)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and matured on May 23, 2018. The convertible note is in default. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the six months ended June 30, 2018, the Company issued 249,916 common shares for the conversion of $3,540 of principal and $185 of accrued interest. As at June 30, 2018, accrued interest of $5,094 (December 31, 2017 - $2,992) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $26,303 (2017 - $5,437) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $57,690 (December 31, 2017 - $34,927) and the fair value of the derivative liability was $32,238 (December 31, 2017 - $52,001).

c)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the six months ended June 30, 2018, the Company issued 600,000 common shares for the conversion of $10,450 of principal and $3,602 of accrued interest. As at June 30, 2018, accrued interest of $2,540 (December 31, 2017 - $3,077) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.	Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $107,957. The carrying value of the convertible note will be accreted over the term of the convertible note. On May 23, 2018, the Company extended the maturity of note to July 31, 2018 through the payment of a one-time $6,000 fee, which has been recorded as a discount on the note and will be accreted over the remaining life of the note The Company concluded that the modification of the loan was not deemed substantial. The note matured on July 31, 2018 and is in default. During the six months ended June 30, 2018, $31,146 (2017 - $5,438) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $50,513 (December 31, 2017 - $35,817) and the fair value of the derivative liability was $33,516 (December 31, 2017 - $48,450).

d)
On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company which is unsecured, bears interest at 6% per annum, and is due on December 28, 2018. The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2018, accrued interest of $3,039 (December 31, 2017 - $66) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $18,352 (2017 - $nil) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $75,804 (December 31, 2017 - $57,452) and the fair value of the derivative liability was $42,801 (December 31, 2017 - $42,818).

e)
On January 23, 2018, the Company issued a $111,111 convertible note, net of an original issue discount of $11,111, which is unsecured, bears one-time interest at 14%, and matured six months from the issue date. The Company also agreed to issue 350,000 common shares with the convertible note. The fair value of the restricted common shares was $18,200 and has been recorded as a discount on the note and will be accreted over the remaining life of the note. The note is convertible into shares of common stock at a conversion price of $0.30 per share. As at June 30, 2018, accrued interest of $14,000 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Since this note became tainted by the notes with variable conversion rates, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and the one-time interest resulted in a discount to the convertible note of $17,712. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $40,254 (2017 - $nil) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $104,342 (December 31, 2017 - $nil) and the fair value of the derivative liability was $4,741 (December 31, 2017 - $nil).

On September 4, 2018, the Company entered into an extension agreement whereby the Company would issue 350,000 restricted common stock to the investor and pay a one time 12% interest payment to extend the loan due date to October 23, 2018.  The convertible note was extended to October 23, 2018 and is currently in default.

f)
On January 26, 2018, the Company issued a $165,000 convertible note, net of an original issue discount of $15,000, which is unsecured, bears one‐time interest at 14%, matured six months from the issue date and is in default. The note is convertible into shares of common stock at a conversion price of $0.30 per share. A total of 500,000 shares with a fair value of $25,000 was also issued with the convertible note. Refer to Note 7(f). As at June 30, 2018, accrued interest of $21,000 (December 31, 2017 ‐ $nil) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

3.	Convertible Debentures (continued)

Since this note became tainted by the notes with variable conversion rates, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and the one-time interest resulted in a discount to the convertible note of $50,697. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $55,581 (2017 - $nil) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $154,884 (December 31, 2017 - $nil) and the fair value of the derivative liability was $7,098 (December 31, 2017 - $nil).

g)
On February 20, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 20, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at June 30, 2018, accrued interest of $3,740 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $108,050. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $47,177 (2017 - $nil) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $70,377 (December 31, 2017 - $nil) and the fair value of the derivative liability was $105,377 (December 31, 2017 - $nil).

h)
On February 23, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 23, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at June 30, 2018, accrued interest of $3,653 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $107,957. The carrying value of the convertible note will be accreted over the term of the convertible note. During the six months ended June 30, 2018, $28,898 (2017 - $nil) of accretion expense had been recorded. As at June 30, 2018, the carrying value of the debenture was $52,191 (December 31, 2017 - $nil) and the fair value of the derivative liability was $105,234 (December 31, 2017 - $nil).

4. Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended June 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $20,391 (2017 – $(2,221)). As at June 30, 2018, the Company recorded a derivative liability of $336,005 (December 31, 2017 – $157,506).

The following inputs and assumptions were used to value the convertible debentures outstanding during the six months ended June 30, 2018:

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4. Derivative Liabilities (continued)

•	The stock price for the valuation of the derivative instruments at June 30, 2018 was $0.058 per share of common stock;
•	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%;
•	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default;
•	The projected annual volatility for each valuation period based on the historic volatility of the Company 302% - 398%; and
•	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

A summary of the activity of the derivative liability is shown below:

	$

Balance, December 31, 2017		157,506
Reclassification of derivative liabilities upon conversion		(13,026)
Debt discount		211,916
Gain due to change in fair value of the derivative		(20,391)

Balance, June 30, 2018		336,005

5.	Related Party Transactions

a)
As at June 30, 2018, the Company was owed $nil (December 31, 2017 - $nil) in trade accounts receivable, net of allowance for doubtful accounts of $59,926 (December 31, 2017 - $59,926) from a significant shareholder, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts receivable – related party.

b)	As at June 30, 2018, the Company owed $36,888 (December 31, 2017 - $36,888) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.
c)
On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a significant shareholder in exchange for the Company's intangible assets. The agreement also released the Company of all obligations and liabilities to the significant shareholder, including the shareholder's right to acquire 30% of the Company's outstanding common stock, leading to a $455,741 (2017 – $nil) gain on settlement of liability. As at June 30, 2018, the Company recorded a liability for shares issuable of $nil (December 31, 2017 - $479,516) relating to the common shares that were to be issued. During the six months ended June 30, 2018, the Company recorded a gain of $23,776 (2017 – $409,188) in the fair value of the shares issuable to the significant shareholder.

d)	During the six months ended June 30, 2018, the Company generated net service revenues of $nil (2017 - $147,881) for sales revenue to a significant shareholder.
e)	During the six months ended June 30, 2018, the Company incurred payroll expense of $178,378 (2017 - $240,275) to management and officers of the Company.
f)
During the six months ended June 30, 2018, the Company incurred research and development costs of $nil (2017 - $38,002) to a company owned by the mother of the President of the Company. As at June 30, 2018, the Company was owed $413 (December 31, 2017 - $413) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expenses.

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

6.	Loan Payable

As at June 30, 2018, the Company owes $120,000 (December 31, 2017 - $120,000) in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

7.	Common Shares

a)	On January 9, 2018, the Company issued 250,000 common shares for the conversion of $6,587 of convertible debenture and $3,038 of accrued interest. Refer to Note 3(c).

b)	On January 17, 2018, the Company issued 102,543 common shares for the conversion of $1,770 of convertible debenture and $91 of accrued interest. Refer to Note 3(b).

c)	On January 25, 2018, the Company issued 147,373 common shares for the conversion of $1,770 of convertible debenture and $94 of accrued interest. Refer to Note 3(b).

d)	On February 12, 2018, the Company issued 350,000 common shares for the conversion of $3,863 of convertible debenture and $564 of accrued interest. Refer to Note 3(c).

e)	On February 16, 2018, the Company issued 1,061,266 common shares at a fair market value of $53,063 as compensation to the Chief Operating Officer of the Company. Refer to Note 9(d).

f)	On March 12, 2018, the Company issued 500,000 common shares to the lender as additional compensation for a loan payable. Refer to Note 3(f).

8.	Revenue Concentration Disclosure

The Company had one product that accounted for approximately 85% (2017 - 100%) of gross revenue for the six months ended June 30, 2018 and 100% (December 31 - 2017 - 100%) of accounts receivable as at June 30, 2018.

9.	Commitment and Contingencies

a)
On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company's stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company's stealth cards. The Company has filed an answer to the plaintiff's complaint, with denials and affirmative defenses. On June 25, 2018, the Company settled this lawsuit through the mutual agreement to pay the third party $200,000 up front (paid on August 30, 2018) and $200,000 in equal, monthly increments of $6,667 over 30 months

b)
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

STEALTH TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
(unaudited)

9.	Commitment and Contingencies (continued)

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

d)
On January 30, 2018, the Company entered into an employment agreement and appointed a Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company is to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after six months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock at a fair value of $0.001 upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. Refer to Notes 7(e) and 10(c).

e)
On February 1, 2018, the Company appointed the Chief Operating Officer of the Company to the Board of Directors. In compensation for services to be rendered, the Company will issue 750,000 common shares, which will vest quarterly over a three-year period. During the six months ended June 30, 2018, $3,125 (2017 - $nil) of expense had been recorded.

g)
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

a)	On September 17, 2018, the Company issued 442,448 common shares for the conversion of $1,270 of convertible debenture and $190.08 of accrued interest

b)	On September 20, 2018, the Company issued 350,000 common shares for loan fees and 350,000 common shares due to extension of debt. Refer to Note 3(e).

c)	On October 27, 2018, the Company issued 500,000 shares of Series A Preferred stock at a fair value of $0.001 to the Chief Operating Officer of the Company. Refer to Note 9(d).

d)
On November 14, 2018, the Company repurchased 372,137 common shares held by a significant shareholder in exchange for the Company's intangible assets, pursuant to an agreement entered into on April 9, 2018. Refer to Note 5(c).

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

Overview

Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.  The Company is focused on the development and retail of stealth cards, a product meant to block RFID (Radio Frequency Identifier Signal) chipped cards from being read when placed in the correct orientation to help users secure their personal information, and 911 buttons, an emergency two way voice system that connects the user to 911. On March 14, 2016, the Company incorporated a new wholly owned subsidiary, Safety Technologies Inc., a Nevada company. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at September 30, 2018, there has been no activity within the subsidiary.

Results of Operations

For the Six months Ended June 30, 2018 and June 30, 2017

Our results of operations for the Six months ended June 30, 2018 and June 30, 2017 are summarized below.

	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Revenues	$1,795,609	$1,789,265
Cost of Sales	$(1,410,871)	$(901,944)
Total operating expenses	$571,514	$1,169,745
Loss from operations	$(186,776)	$(282,424)
Net income	$56,256	$101,645

For the Six months ended June 30, 2018 revenues increased by approximately $6,344, or 0.35%, as compared to the Six months ended June 30, 2017.

For the Six months ended June 30, 2018, cost of sales increased by approximately $508,927 or 56.43%, as compared to the Six months ended June 30, 2017.

For the Six months ended June 30, 2018, gross profit amounted to $384,738 as compared to $887,321 in the Six months ended June 30, 2017, amounting to a decrease of $502,583, or 56.64%. For the Six months ended June 30, 2018 and 2017, gross profit margins were at 21.43% and 49.59%, respectively. The decrease in gross profits was mainly attributed to the increase in the cost of goods sold.

For the Six months ended June 30, 2018 and 2017, we incurred operating expenses of $571,514 and $1,169,745, respectively, and a net income of $56,256 and $101,645, respectively. The operating expenses are costs related to amortization, consulting, general and administrative, payroll, professional fees, research and development, and share based compensation. Operating expenses decreased by approximately $598,231 or 51.14%.

Generally, the decrease in net income was due to the reduction in operating expense of by 51.14% as well as gains on change in fair value of derivative liabilities of $20,391 and gain on settlement of liability of $455,741 for the six month period ended June 30, 2018, which represent a change of $22,612 in gains on change in fair value of derivative liabilities and $455,411 for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017.

Liquidity and Capital Resources

For the Six months Ended June 30, 2018 and 2017

The following table provides detailed information about our net cash flows:

	For the Six months Ended June 30, 2018	For the Six months Ended June 30, 2017
Cash Flows
Net cash provided by (used in) operating activities	$(239,195)	$(371,409)
Net cash used in investing activities	$(3,898)	$-
Net cash provided by financing activities	$484,000	$72,613
Net change in cash	$240,907	$(298,796)

Operating Activities

For the Six months Ended June 30, 2018 and 2017

Cash used in operating activities for the Six months ended June 30, 2018 consisted of net income as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net income to net cash used in operating activities. Cash used in operating activities of $239,195 consisted of net income of $56,256. The net loss was offset by accretion of discount on convertible notes of $247,711, amortization of intangible assets of $339, change in fair value of make whole expense with related party of $23,776, gain on change in fair value of derivative liabilities of $20,391, gain on settlement of liability of $455,741and share based compensation of $56,689.

Cash used in operating activities for the Six months ended June 30, 2017 consisted of net income as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net income to net cash used in operating activities. Cash used in operating activities of $(371,409) consisted of a net income of $101,645. The net income was partially offset by accretion of discount on convertible debentures of $10,875, amortization of intangible assets of $72,975, change in fair value of make whole expenses with related parties of $(409,188), and loss on change in fair value of derivative liabilities of $2,221.

Investing Activities

For the Six months Ended June 30, 2018 and 2017

For the Six months Ended June 30, 2018 and 2017 we used cash flow from investing activities of $(3,898) and $0.00, respectively.

Financing Activities

For the Six months Ended June 30, 2018 and 2017

For the Six months ended June 30, 2018 and 2017 net cash provided by financing activities was $484,000 and $72,613, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 21018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us, other than as listed below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

a)	Not applicable.

b)	During the quarter ended June 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 5. EXHIBITS
Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	8/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stealth Technologies, Inc.

Date: November 30, 2018	By:	BRIAN McFADDEN
Brian McFadden
Chief Executive Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
10.1	Assignment Agreement between the Company, Peter Kremer, and PBPubCrawl.com, LLC dated June 14, 2010.	S-1	10/07/10	10.1
10.2	Form of Management Agreement between the Company and Peter Kremer dated June 22, 2010.	S-1	10/07/10	10.2
10.3	Promissory Note between the Company and Sun Valley Investments dated August 5, 2010.	S-1	10/07/10	10.3
10.4	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010.	S-1	10/07/10	10.4
10.5	Settlement Agreement between the Company and Sun Valley Investments dated May 25, 2012.	8-K	08/11/12	10.1
10.6	Promissory Note between the Company and Deville Enterprises, Inc. dated June 1, 2012.	8-K	08/11/12	10.2
10.7	Debt Forgiveness Agreement with Hermaytar SA.	10-K/A-2	07/21/14	10.7
10.8	Consulting Agreement with Still Goin Inc. dated March 17, 2016.	10-Q	8/22/16	10.1
10.9	Consulting Agreement with Type A Partners Inc. dated March 17, 2016.	10-Q	8/22/16	10.2
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	S-1	10/07/10	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X