Form 10-K
period 2018-12-31
STEALTH TECHNOLOGIES, INC.
filed 2019-08-30
CIK 1496818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

Commission File Number:  000-54635

STEALTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2758155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 West Bay Drive, Suite 470 Largo, FL	33770	(800) 579-0528
(Address of principal executive office)	(Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates based upon the closing sale price of $0.058 per share on the OTC Markets "PINK" as of June 30, 2018: $449,149.

As of August 26, 2019, there were 48,426,601 shares of registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

Security ownership of Certain beneficial owners and mangemenrt ;and realted stockholder matters

PART I
ITEM 1.	BUSINESS.

General
Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc." On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc.  The Company is focused on the sale of consumer electronics goods and other products through direct response channels.
The Company is engaged in the business of identifying and capitalizing on emerging technology and associated markets. Currently, our operations are focused on product development and sales in the security and personal protection businesses. Utilizing our technologies, we plan to expand in this market with additional consumer products and business technologies that provide companies and individuals with new information protection solutions.
Our first consumer product in this category, the Stealth Card, is designed to protect the EMV chip in a consumer's credit card from "electronic pickpocketing" that uses a smartphone, credit card reader, or RFID antenna to remotely access data stored on the consumer's EMV "Smartchip".  This data includes an individual's credit card number, name, and provides the potential criminal with access to a card's EMV frequency, which allows them to use a card "skimmer" to make transactions on a consumer's credit card without ever taking physical possession. Due to these sophisticated new threats, Stealth Technologies, Inc. has focused on building an array of technology around protecting the consumer's data from current and future potentially compromising events.
Subsequent to the launch of Stealth Card, we have brought to market "911 Help Now", a comprehensive emergency alert system designed to accompany a consumer's lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a "one touch" emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge.
Following the success of the 911 Help Now product, we launched 911 Help Now 2.0 in August of 2017. This second-generation product has additional enhancements to include waterproofing, GPS technology as well as running on a 3G network. These additional benefits directly address the customer requests that we received during the sales process of the first product, now allowing us to provide the end user a range of features as well as two competitive price points.

The Company's only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on March 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. As at December 31, 2018, there has been minimal activity within the subsidiary. The Company's intention is to sell products other than the stealth cards, through the subsidiary. As at December 31, 2018, there has been minimal activity within the subsidiary.

Competition
The identity theft industry and associated products is a large and fragmented market which has many competitors with larger financial resources than us. Our differentiating factor is our proprietary Stealth Card and associated proprietary compound and design. Our single card solution differentiates from our competitors who are all line of sight-based products. As such, we intend to make our presence known in the industry by establishing marketing campaigns and relationships based on our physical product to attract customers.
The Personal Emergency Response marketplace is a large and fragmented market which has many competitors with larger financial resources than us. Our differentiating factor in this space is our no monthly fee sales model. As such, we intend on making our presence known through establishing marketing and advertising campaigns leveraged off our earlier product sales.

Patents and Trademarks
We maintain a trademark based on the Stealth logo and brand in the identity theft space.
Seasonality

The consumer products business is highly seasonal with consumers making a large percentage of purchases during the traditional holiday season.

These seasonal purchasing patterns and requisite production lead times create risk to our business associated with the underproduction of popular consumer products and the overproduction of less popular consumer products that do not match consumer demand.
These factors increase the risk that the Company may not be able to meet demand for certain products at peak demand times or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as companies within the direct response television industry ("DRTV") manage their inventories, we may experience cyclical ordering patterns for products and product lines that may cause our sales to vary significantly from period to period.

Government Regulations and Environmental Quality

Our products sold in the United States are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some states. We believe that we are in substantial compliance with these laws and regulations. Our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union and Canada. We believe that we are in substantial compliance with these laws and regulations.

We maintain a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, we may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required.

Our advertising is subject to the Federal Trade Commission Act, The Children's Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, our web-based products and services and other online and digital communications activity are or may be subject to US and foreign privacy-related regulations, including the US Children's Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations. We believe that we are in substantial compliance with these laws and regulations.

Furthermore, we are subject to various other federal, state, local and international laws and regulations applicable to its business. We believe that we are in substantial compliance with these laws and regulations.
Customers
Currently, we sell to both the consumer and business-to-business markets. We intend to continue to focus on both verticals of sales with our marketing strategies. Methods used to sell to consumers are primarily direct-to-consumer marketing and sales relationships. Methods to sell business-to-business sale takes place at the customer's location. Retention of the customer depends on the strength of our relationship, the satisfaction in the product, and increase to their existing business through our product integration.

Market and Revenue Generation
The Company has launched its marketing plan in two primary verticals. The first is direct to consumer. The primary marketing strategy for consumer marketing is through strategic relationships we have developed with visible multimedia sales entities. In order to continue this sales strategy, we must continually develop new marketing plans and corresponding budgets. Our second market vertical is business-to-business sales. This is accomplished through affinity sales and private label branding. In order to continue this revenue stream, the Company must continue to develop marketing materials and acquire advertising.
Employees
We have 2 full time employees. Additionally, we use independent contractors to handle the design, manufacturing and fulfillment of product.
Seasonality and Cyclical Nature of our Business
Our business experiences a small variation in sales during the fourth quarter of the calendar year. Due to the type of products that we sell, we expect to see increased sales around the holiday gift giving season, which corresponds with our fourth fiscal quarter. We do not expect to see any seasonality in our business-to-business market.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

We lease space for our corporate headquarter that is located at 801 West Bay Drive, Suite 470, Largo, Florida 33770 and our telephone number is (800) 579-0528. We lease our office from Westbay Largo, LLC pursuant to a written lease dated December 1, 2012. The term of our lease is month-to-month and our monthly rent is $25. In addition, we lease additional office space at 34931 US 19 N, Palm Harbor, FL 34684. We lease our office from General Financial Services, Inc. pursuant to a written lease dated April 5, 2019. The term of our lease is for one (1) year and our monthly rent is $519. In addition, we lease warehouse space that is located at 1730 South Pinellas Ave, Suite 01021, Tarpon Springs, FL 34689. The term of the lease is month-to-month and our monthly rent is $282.

ITEM 2.	PROPERTIES.

We lease space for our corporate headquarter that is located at 801 West Bay Drive, Suite 470, Largo, Florida 33770 and our telephone number is (800) 579-0528. We lease our office from Westbay Largo, LLC pursuant to a written lease dated December 1, 2012. The term of our lease is month-to-month and our monthly rent is $25.00. In addition, we lease additional office space at 34931 US 19 N, Palm Harbor, FL 34684. We lease our office from General Financial Services, Inc. pursuant to a written lease dated April 5, 2019. The term of our lease is for one (1) year and our monthly rent is $518.83. In addition, we lease warehouse space that is located at 1730 South Pinellas Ave, Suite 01021, Tarpon Springs, FL 34689. The term of the lease is month-to-month and our monthly rent is $281.69.

ITEM 3.	LEGAL PROCEEDINGS.

On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,035. The case is currently in the discovery phase.

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

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth Cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth Cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company filed its Answer and Affirmative Defenses on July 18, 2016 and asserted counterclaims against the consultant. On November 30, 2016, the Consultant filed their answer to the counterclaims. At this time, discovery by both sides is ongoing. The Company is unable to estimate the likelihood of any outcome as at the date of the report.

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

On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff” ) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company ("HSNi"), HSN, Inc., a Delaware corporation ("HSN") and International Marketing Group, Inc., a Missouri corporation ("IMG", and together with the Company, HSNi and HSN the "Defendants") in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495.

On July 17, 2019, the Company entered into a Settlement Agreement (the "Settlement Agreement") by and between the Company, Life Alert, HSNi,  HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the "Dismissals"). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTC Markets "PINK" under the symbol "STTH." The following information reflects the high and low closing prices of the Company's common stock on the OTC Markets "PINK."
Quarterly period	High	Low
Fiscal year ended December 31, 2018:
First Quarter	$0.168	$0.02
Second Quarter	$0.115	$0.013
Third Quarter	$0.055	$0.02
Fourth Quarter	$0.031	$0.004

Fiscal year ended December 31, 2017:
First Quarter	$0.71	$0.31
Second Quarter	$0.53	$0.15
Third Quarter	$0.39	$0.10
Fourth Quarter	$0.60	$0.07

Holders
As of August 26, 2019, there were 27 shareholders of record of our common stock.
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
Transfer Agent
Action Stock Transfer Inc.
2469 E. Fort Union Blvd, Suite 214
Salt Lake City, UT 84121
(801) 274-1088 voice
(801) 274-1099 fax
www.actionstocktransfer.com

Recent Sales of Unregistered Securities
During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Common Stock
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
On February 16, 2018, the Company issued 1,061,266 common shares at a fair market value of $53,064 as compensation to the former Chief Operating Officer of the Company.
On March 12, 2018, the Company issued 500,000 common shares to the lender as additional compensation for a loan payable.

On September 17, 2018, the Company issued 442,448 common shares for the conversion of $1,270 of convertible debenture and $190 of accrued interest.
On September 20, 2018, the Company issued 350,000 common shares for loan fees and 350,000 common shares for an extension of debt.
On November 14, 2018, the Company repurchased 372,137 common shares held by a former significant shareholder in exchange for the Company's intangible assets, pursuant to an agreement entered into on April 9, 2018.

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

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.
Overview

Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc. The Company is focused on the sale of consumer electronics and other products through direct response channels.

The Company is engaged in the sales and distribution of consumer electronics and other safety products through Direct Response and live shopping channels. Stealth represents leading consumer safety brands such as Help Now and its associated product the 911 Help Now Emergency Pendent. Stealth continues to leverage its industry knowledge to expand its sales growth through additional product and direct shopping channels bringing on additional product suppliers such as Edison Nation.

The Company's primary product currently is the 911 Help Now Emergency an emergency alert system designed to accompany a consumer's lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a "one touch" emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge. Following the success of the 911 Help Now product we have launched several variations of the 911 product as well as other safety goods including decibel alarms, strobe lights, emergency keychains and more.

Results of Operations

Working Capital
	December 31, 2018 $	December 31, 2017 $
Current Assets	544,930	405,623
Current Liabilities	3,748,657	2,430,145
Working Capital (Deficit)	(3,203,727)	(2,024,522)

Cash Flows
	Year ended December 31, 2018 $	Year ended December 31, 2017 $
Cash Flows from (used in) Operating Activities	(498,377)	(477,953)
Cash Flows from (used in) Investing Activities	(13,720)	-
Cash Flows from (used in) Financing Activities	476,000	72,613
Net Increase Decrease in Cash During Period	(36,097)	(405,340)

Operating Revenues
During the year ended December 31, 2018, the Company recorded revenues of $3,009,824 compared to revenues of $3,413,392 for the year ended December 31, 2017. The decrease is due to the fact that the Company decreased its revenue from the sale of its stealth cards and the 911 Help Now products from prior year.  For the year ended December 31, 2018, the Company earned gross margin of $803,466 or 26.69% compared to $722,231 or 21.16% during the year ended December 31, 2017. The increase in gross margin is due to a lower cost of goods sold.

Operating Expenses and Net Loss

During the year ended December 31, 2018, the Company incurred operating expenses of $2,369,822 compared to operating expenses of $2,704,928 for the year ended December 31, 2017. The decrease in operating expenses is attributed to the fact that the Company decreased operations during the year and required less overhead costs to support operations including a decrease in general and administrative costs of $600,686, research and development costs of $38,002, consulting expense of $76,115, bad debt expense of $62,426 and a decrease in depreciation and amortization expense of $96,227. The Company had an increase in labor costs with a payroll expense increase of $437,632 from fiscal 2017 and an increase in loss on settlement of litigation of $100,000 in 2018.

For the year ended December 31, 2018, the Company recorded a net loss of $1,501,164 or $0.16 loss per share, compared with a net loss of $1,704,884 or $0.25 loss per share for the year ended December 31, 2017.  In addition to revenues and operating expenses, the Company recorded a gain of $157,195 (2017 – loss of $20,022) relating to the change in fair value of the derivative liabilities with respect to the conversion feature of the Company's outstanding convertible debentures. The Company also incurred interest expense of $571,657 (2017 - $61,265) relating to interest costs on the Company's short-term and long-term debt financings which increased in fiscal 2018 as there were new convertible debentures issued. In addition, the Company also recorded a gain on settlement of liabilities of $455,878 (2017 - $nil) for the settlement of liabilities. In addition, the Company recorded a recovery of $23,776 (2017 – $364,100) for make whole expenses related to shares to be issued to a former significant shareholder in respect to the acquisition of intangible assets.

Liquidity and Capital Resources

As at December 31, 2018, the Company had cash of $15,530 and total current assets of $544,930 compared with cash of $51,627 and total current assets of $405,623 at December 31, 2017. The increase in total current assets is attributable to an increase in accounts receivable of $172,904 as compared to December 31, 2017.

As at December 31, 2018, the Company had total current liabilities of $3,748,657 compared to $2,430,145 at December 31, 2017. The increase in total current liabilities was attributed to increases of $647,797 in accounts payable and accrued liabilities, $410,201 in amounts due to related parties and an increase of $699,431 in convertible debentures net of unamortized debt discounts all due to an overall increase in operating activity during the year.

The overall working capital deficit increased from $2,024,522 at December 31, 2017 to $3,203,727 at December 31, 2018. The increase in working capital deficit is mainly due to the new issuances of convertible debentures during the year, as well as the amounts due to related parties.

During the year ended December 31, 2018, the Company issued 1,061,266 common shares for equity compensation, issued 850,000 common shares for loan fees, issued 350,000 common shares for an extension of debt and issued 1,292,364 common shares for the conversion of convertible debentures, and issued 500,000 shares of Series A Preferred stock. Please see NOTE G – PREFERRED SHARES and NOTE H – COMMON SHARES for further information.
Cashflow from Operating Activities
During the year ended December 31, 2018, the Company used cash of $498,377 in operating activities compared to used cash of $477,953 from operating activities for the year ended December 31, 2017. The increase in cash used from operating activities was due to our net loss for the year offset by an increase in accounts payable and accrued liabilities and an increase in amounts due to related parties.

Cashflow from Investing Activities
During the year ended December 31, 2018, the Company used cash of $13,720 in investing activities compared to used cash of $nil from investing activities for the year ended December 31, 2017.
Cashflow from Financing Activities
During the year ended December 31, 2018, cash provided by financing activities was $476,000 compared to $72,613 for the year ended December 31, 2017. During the year ended December 31, 2018, the Company received $500,000 of proceeds from the issuance of multiple convertible debentures payable to unrelated parties and repaid $18,000 to an outstanding convertible debenture.
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
Convertible Debentures
a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2018, accrued interest of $27,461 (2017 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2018, the Company repaid $10,000 (2017 - $47,387) of the outstanding loan pursuant to the settlement agreement. As at December 31, 2018, the carrying value of the debenture was $12,613 (2017 - $22,613) and the fair value of the derivative liability was $3,310 (2017 - $14,237).

b)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and matured on May 23, 2018.  The convertible note is in default. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2018, the Company issued 692,364 common shares for the conversion of $4,810 of principal and $375 of accrued interest. As at December 31, 2018, accrued interest of $7,183 (2017 - $2,992) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $26,303 (2017 - $24,834) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $56,420 (2017 - $34,927) and the fair value of the derivative liability was $26,026 (2017 - $48,450).

c)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2018, the Company issued 600,000 common shares for the conversion of $10,450 of principal and $3,602 of accrued interest. As at December 31, 2018, accrued interest of $6,767 (2017 - $3,077) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. On May 23, 2018, the Company extended the maturity of the note to July 31, 2018 through the payment of a one-time $6,000 fee, which has been recorded as a discount on the note and has been fully accreted as of December 31, 2018. On November 15, 2018 (by Agreement entered on March 11, 2019), the Company extended the maturity of the note to April 15, 2019 through the payment of a one-time $6,000 fee. The Company concluded that the modification of the loan was not deemed substantial. The note matured on April 15, 2019 and is currently in default. During the year ended December 31, 2018, $33,183 (2017 - $23,954) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $52,550 (2017 - $35,817) and the fair value of the derivative liability was $25,594 (2017 - $52,001).

d)
On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company, which is unsecured, bears interest at 6% per annum, is due on December 28, 2018 and is currently in default. The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2018, accrued interest of $6,062 (2017 - $66) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $42,548 (2017 - $269) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $100,000 (2017 - $57,452) and the fair value of the derivative liability was $24,885 (2017 - $42,818).

e)
On January 23, 2018, the Company issued a $111,111 convertible note, net of an original issue discount of $11,111, which is unsecured, bears one-time interest at 14%, and matured six months from the issue date. The Company also agreed to issue 350,000 common shares with the convertible note. The fair value of the restricted common shares was $18,200 and has been recorded as a discount on the note and has been fully accreted as of December 31, 2018. The note is convertible into shares of common stock at a conversion price of $0.30 per share. During the year ended December 31, 2018, the Company paid the one-time interest of $14,000.

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

On September 4, 2018, the Company entered into an extension agreement whereby the Company issued 350,000 restricted common stock to the investor and pay a one-time 12% interest payment to extend the loan due date to October 23, 2018. The convertible note was extended to October 23, 2018 and is currently in default. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification to extend the note was not substantial. The fair value of the 350,000 shares of $7,525 was recorded as a debt discount and amortized over the remaining life of the note. During the year ended December 31, 2018, $54,548 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $111,111 (2017 - $nil) and the fair value of the derivative liability was $2,027 (2017 - $nil).

f)
On January 26, 2018, the Company issued a $165,000 convertible note, net of an original issue discount of $15,000, which is unsecured, bears one-time interest at 14%, matured nine months from the issue date and is in default. The note is convertible into shares of common stock at a conversion price of $0.30 per share. A total of 500,000 shares with a fair value of $25,000 was also issued with the convertible note. During the year ended December 31, 2018, the Company paid the one-time interest of $21,000.

Since this note became tainted by the notes with variable conversion rates, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability, the commitment shares and the one-time interest resulted in a discount to the convertible note of $50,697. The carrying value of the convertible note will be accreted over the term of the convertible note. On August 13, 2018 the Company and noteholder agreed to enter into an amended and restated purchase agreement and the Company to issue the noteholder an amended and restated convertible promissory note in the amount of $193,300 with a maturity date of May 10, 2019. On July 31, 2018, the Company and noteholder entered into a loan extension whereby the Company was required to pay the noteholder the sum of eight thousand dollars ($8,000). The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt of $137 (2017- $nil). The variable conversion price of the amended and restated convertible promissory note was adjusted to: the lesser of (i) $0.30 per share, (ii) 60% multiplied by the average of the three lowest Trading Prices (as defined below) for the Common Stock during the previous twenty (20) Trading Days (as defined herein) before the Issue Date of this note (representing a discount rate of 40%) or (iii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). On October 22, 2018, the Company and noteholder entered into a forbearance agreement whereby the Company agreed to a payment of $41,904 and accrued interest that was immediately added to the principal balance of the amended and restated convertible promissory note bringing the principal balance to $251,421. The variable conversion price of the amended and restated convertible promissory note was adjusted to: the lesser of (i) $0.30 per share, (ii) 50% multiplied by the average of the three lowest Trading Prices for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (representing a discount rate of 50%).” On February 16, 2019, the Company and noteholder entered into a second forbearance agreement whereby the Company agreed to a payment of $50,248 and accrued interest that was immediately added to the principal balance of the amended and restated convertible promissory note bringing the principal balance to $301,706. The variable conversion price of the amended and restated convertible promissory note was adjusted to: equal of the lesser of (i) $0.002 per share, or (ii) 50% multiplied by the average of the three lowest Trading Prices for the common stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%), or (iii) 50% multiplied by the Market Price (representing a discount rate of 50%). During the year ended December 31, 2018, $65,697 (2017 - $nil) of accretion expense had been recorded (2017 - $nil). As at December 31, 2018, the carrying value of the debenture was $284,318 (2017 - $nil) and the fair value of the derivative liability was $58,909 (2017 - $nil). The Company recorded an additional $119,318 of interest to principal as of December 31, 2018 as a result of the forbearance agreements mentioned above.

g)
On February 20, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 20, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at December 31, 2018, accrued interest of $9,043 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and related financing costs resulted in a discount to the convertible note of $108,050. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $93,826 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $117,026 (2017 - $nil) and the fair value of the derivative liability was $28,782 (2017 - $nil).

h)
On February 23, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 23, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at December 31, 2018, accrued interest of $8,947 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and related financing cost resulted in a discount to the convertible note of $107,957. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $92,910 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $116,202 (2017 - $nil) and the fair value of the derivative liability was $28,572 (2017 - $nil).

Notes in General
The Convertible Notes are convertible into shares of common stock of the Company based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the holders convert the Convertible Notes, the more shares of our common stock the holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTC Pink Sheets. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stealth Technologies, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
.

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
Houston, Texas
August 29, 2019

STEALTH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018 $	December 31, 2017 $

ASSETS

Cash	15,530	51,627
Accounts receivable, net of allowance for doubtful accounts of $0 and $2,500, respectively	502,462	329,558
Prepaid expenses	26,938	24,438

Total Current Assets	544,930	405,623

Equipment, net	11,573	–
Intangible assets, net	3,963	3,963

Total Assets	560,466	409,586

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	2,133,223	1,485,426
Derivative liabilities	198,105	157,506
Loan payable	120,000	120,000
Due to related parties	447,089	36,888
Liability for shares issuable	–	479,516
Convertible debentures, net of unamortized discount of $29,271 and $96,034, respectively	850,240	150,809

Total Current Liabilities	3,748,657	2,430,145

Other long-term liability	100,000	–

Total Liabilities	3,848,657	2,430,145

STOCKHOLDERS' DEFICIT

Preferred Stock
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 1,000,000 and 500,000 preferred shares, respectively	1,000	500

Common Stock
Authorized: 750,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 10,305,014 and 7,123,521 common shares, respectively	10,305	7,124

Additional paid-in capital	2,934,580	2,704,729

Accumulated deficit	(6,234,076)	(4,732,912)

Total Stockholders' Deficit	(3,288,191)	(2,020,559)

Total Liabilities and Stockholders' Deficit	560,466	409,586

The accompanying notes are an integral part of these consolidated financial statements

STEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2018 and 2017

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Revenue of goods	3,009,824	3,413,392
Cost of goods sold	(2,206,358)	(2,691,161)

Gross Margin	803,466	722,231

Operating Expenses

Depreciation and amortization	2,147	98,374
Bad debts	-	62,426
Consulting and management fees	22,000	98,115
General and administrative	644,189	1,244,875
Loss on settlement of litigation	500,000	400,000
Payroll	831,183	393,551
Professional fees	370,303	369,585
Research and development	–	38,002

Total Operating Expenses	2,369,822	2,704,928

Net operating loss	(1,566,356)	(1,982,697)

Other Income (Expense)

Gain (loss) on change in fair value of derivative liabilities	157,195	(20,022)
Gain on settlement of liabilities	455,878	–
Interest expense	(571,657)	(61,265)
Make whole gain (expense)	23,776	364,100
Other loss	–	(5,000)

Total Other Income	65,192	277,813
Net Loss	(1,501,164)	(1,704,884)

Net Loss per Share – Basic and Diluted	(0.16)	(0.25)

Weighted Average Shares Outstanding – Basic and Diluted	9,523,579	6,719,628

The accompanying notes are an integral part of these consolidated financial statements

STEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the years ended December 31, 2018 and 2017

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Operating Activities

Net loss for the year	(1,501,164)	(1,704,884)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	409,014	49,057
Depreciation and amortization	2,147	98,374
Change in fair value of make whole expense	(23,776)	(364,100)
Bad debts	–	62,426
Gain on settlement of liability	(455,878)	–
Loss (gain) on change in fair value of derivative liabilities	(157,195)	20,022
Share based compensation	149,585	222,833
Write-down of inventory	–	395,863

Changes in operating assets and liabilities:

Accounts receivable	(172,904)	521,697
Prepaid expenses	(2,500)	138,287
Inventory	–	655
Accounts payable and accrued liabilities	844,093	364,875
Accounts payable – related party	–	(9,587)
Deferred revenue	–	(146,370)
Due to related parties	410,201	(127,101)

Net cash used in operating activities	(498,377)	(477,953)

Investing Activities

Acquisition of equipment	(13,720)	–

Net cash used in investing activities	(13,720)	–

Financing Activities

Deferred financing costs	(6,000)	–
Proceeds from issuance of convertible debenture	500,000	120,000
Repayments of convertible debentures	(18,000)	(47,387)

Net cash provided by financing activities	476,000	72,613

Change in cash	(36,097)	(405,340)

Cash, beginning of period	51,627	456,967

Cash, end of period	15,530	51,627

Non-cash investing and financing activities
Common shares issued for conversion of convertible debentures	19,237	1,851
Debt discount from common shares issued for loans	50,725	–
Convertible debenture issued for return and cancellation of preferred shares	–	100,000
Debt discount resulting from derivative liability	211,916	139,091
Payment of amount owed to a related party with return and cancellation of preferred shares	–	191
Reclassification of derivative liabilities to additional paid in capital upon conversion	13,985	3,551
Interest and forbearance fees added to note principal	127,318	–

Supplemental Disclosures
Interest paid	43,000	2,613
Income tax paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

STEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
For the years ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – December 31, 2016	1,000,000	1,000	6,439,884	6,440	2,576,869	(3,028,028)	(443,719)

Issuance of common shares for services	–	–	635,557	636	222,197	–	222,833

Issuance of common shares for conversion of convertible debt	–	–	48,080	48	1,803	–	1,851

Reclassification of derivative liabilities upon conversion	–	–	–	–	3,551	–	3,551

Return and cancellation of preferred shares	(500,000)	(500)	–	–	(99,691)	–	(100,191)

Net loss for the year	–	–	–	–	–	(1,704,884)	(1,704,884)

Balance – December 31, 2017	500,000	500	7,123,521	7,124	2,704,729	(4,732,912)	(2,020,559)

Issuance of preferred shares for services	500,000	500	–	–	(500)	–	–
Issuance of common shares for conversion of convertible debt	–	–	1,292,364	1,292	17,945	–	19,237
Reclassification of derivative liabilities upon conversion	–	–	–	–	13,985	–	13,985
Issuance of common shares for equity compensation	–	–	1,061,266	1,061	52,003	–	53,064
Issuance of common shares for loan fees	–	–	850,000	850	42,350	–	43,200

Issuance of common shares for note extension	–	–	350,000	350	7,175		7,525
Return and cancellation of common shares	–	–	(372,137)	(372)	372	–	–
Deferred equity compensation	–	–	–	–	96,521	–	96,521

Net loss for the year	–	–	–	–	–	(1,501,164)	(1,501,164)

Balance – December 31, 2018	1,000,000	1,000	10,305,014	10,305	2,934,580	(6,234,076)	(3,288,191)

The accompanying notes are an integral part of these consolidated financial statements

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE A – ORGANIZATION
Stealth Technologies, Inc. (the "Company") was incorporated in the state of Nevada on May 27, 2010 under the name "Pub Crawl Holdings, Inc". On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc. The Company is focused on the sale of consumer electronics and other products through direct response channels.
The Company is engaged in the sales and distribution of consumer electronics and other safety products through Direct Response and live shopping channels. Stealth represents leading consumer safety brands such as Help Now and its associated product the 911 Help Now Emergency Pendent. Stealth continues to leverage its industry knowledge to expand its sales growth through additional product and direct shopping channels bringing on additional product suppliers such as Edison Nation.

The Company's primary product currently is the 911 Help Now Emergency an emergency alert system designed to accompany a consumer's lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a "one touch" emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge. Following the success of the 911 Help Now product we have launched several variations of the 911 product as well as other safety goods including decibel alarms, strobe lights, emergency keychains and more.
On November 7, 2017, the Company completed a 1:15 reverse stock split of its common shares. All common shares and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the reverse stock-split.
The Company's only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on March 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. As at December 31, 2018, there has been minimal activity within the subsidiary.
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2018, the Company has a working capital deficit of $3,203,727 and an accumulated deficit of $6,234,076. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Stealth Technologies, Inc., a Florida company. All intercompany transactions have been eliminated on consolidation.  The Company's fiscal year end is December 31.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2018 and 2017, the Company had no cash equivalents.

d)	Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of December 31, 2018, the Company’s accounts receivables were held in a legal reserve fund with International Marketing Group (“IMG”) as per the terms of the Vendor Agreement entered into by the Company and IMG on May 11, 2015. The funds held within the legal reserve were utilized to pay the settlement in the Life Alert case.
Please see NOTE J– COMMITMENT AND CONTINGENCIES for further information.

e)	Inventory

Inventory is comprised of stealth cards purchased for resell and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. During the year ended December 31, 2018, the Company recorded $nil (2017 - $395,863) of inventory obsolescence. As of December 31, 2018, the Company maintains no inventory.

f)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the year ended December 31, 2018, the Company incurred $nil (2017 - $98,374) in amortization expense.

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

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year ended December 31, 2018			Year ended December 31, 2017
	Net (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(1,501,164)	9,523,579	$(0.16)	(1,704,884)	6,719,628	$(0.25)
Effect of dilutive securities	–	–	–	–	–	–
Convertible debentures	–	–	–	–	–	–
Diluted EPS	$(1,501,164)	9,523,579	$(0.16)	(1,704,884)	6,719,628	$(0.25)

h)	Long-Lived Assets

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

The Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", on January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue sources, the performance obligation is satisfied at different times. For sales revenue, the performance obligation is complete when control is transferred to the customer

Revenue Types

The Company has one main revenue source – the sale of hardware. Accordingly, the Company recognizes revenue from the sale of hardware when the customer obtains control of the hardware and the Company’s performance obligation is complete

j)	Cost of Revenue

For the Company's product sales, cost of revenue consists of inventory sold in each transaction. Shipping and handling costs are recorded as general and administrative costs.

k)	Research and Developments Costs

Research and development costs are charged to operations as incurred.

l)	Advertising Expenses

Advertising expenses are charged to operations as incurred. During the year ended December 31, 2018, the Company incurred $260,461 (2017 – $396,556) in advertising expenses.

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

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(198,105)	157,195

Total	–	–	(198,105)	157,195

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Liability for shares issuable – related party	(479,516)	–	–	364,100
Derivative liabilities	–	–	(157,506)	(20,022)

Total	(479,516)	–	(157,506)	344,078

As of December 31, 2018, the Company had a derivative liability amount of $198,105 (2017 – $157,506) which was classified as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of $157,195 (2017 – loss of $20,022).

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

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

o)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company has evaluated the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures and does not expect any significant impact to the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE C – CONVERTIBLE DEBENTURES

a)
On June 20, 2014, the Company entered into a consulting agreement for consulting services. Pursuant to the agreement, the Company is to pay the consultant a commencement fee of $250,000. On June 23, 2014, the Company issued a $250,000 convertible note which is unsecured, non-bearing interest and due on June 22, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (December 17, 2014) at a conversion rate of 90% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2018, accrued interest of $27,461 (2017 - $27,461) has been recorded in accounts payable and accrued liabilities.

On December 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $94,188 with a corresponding adjustment to loss on change in fair value of derivative liabilities of $1,050 as accretion expense. Pursuant to the agreement, the convertible note matured on June 22, 2015 and 150% of the remaining balance in principal and interest is payable. On February 2, 2016, the Company entered into a settlement agreement whereby the Company would pay $20,000 on or before the third day of each subsequent month until the entire balance is repaid. During the year ended December 31, 2018, the Company repaid $10,000 (2017 - $47,387) of the outstanding loan pursuant to the settlement agreement. As at December 31, 2018, the carrying value of the debenture was $12,613 (2017 - $22,613) and the fair value of the derivative liability was $3,310 (2017 - $14,237).

b)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and matured on May 23, 2018.  The convertible note is in default. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2018, the Company issued 692,364 common shares for the conversion of $4,810 of principal and $375 of accrued interest. As at December 31, 2018, accrued interest of $7,183 (2017 - $2,992) has been recorded in accounts payable and accrued liabilities.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE C – CONVERTIBLE DEBENTURES (cont'd)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $26,303 (2017 - $24,834) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $56,420 (2017 - $34,927) and the fair value of the derivative liability was $26,026 (2017 - $48,450).

c)
On May 23, 2017, the Company issued a $63,000 convertible note, net of an original issue discount of $3,000, which is unsecured, bears interest at 8% per annum, and is due on May 23, 2018. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. During the year ended December 31, 2018, the Company issued 600,000 common shares for the conversion of $10,450 of principal and $3,602 of accrued interest. As at December 31, 2018, accrued interest of $6,767 (2017 - $3,077) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $48,137. The carrying value of the convertible note will be accreted over the term of the convertible note. On May 23, 2018, the Company extended the maturity of note to July 31, 2018 through the payment of a one-time $6,000 fee, which has been recorded as a discount on the note and has been fully accreted as of December 31, 2018. On November 15, 2018 (by Agreement entered on March 11, 2019), the Company extended the maturity of the note to April 15, 2019 through the payment of a one-time $6,000 fee. The Company concluded that the modification of the loan was not deemed substantial. The note matured on April 15, 2019 and is currently in default. During the year ended December 31, 2018, $33,183 (2017 - $23,954) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $52,550 (2017 - $35,817) and the fair value of the derivative liability was $25,594 (2017 - $52,001).

d)
On December 28, 2017, the Company issued a $100,000 convertible note to the former Chief Financial Officer of the Company, which is unsecured, bears interest at 6% per annum, is due on December 28, 2018 and is currently in default. The note is convertible into shares of common stock at a conversion rate of 70% of the lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2018, accrued interest of $6,062 (2017 - $66) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the convertible note of $42,817. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $42,548 (2017 - $269) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $100,000 (2017 - $57,452) and the fair value of the derivative liability was $24,885 (2017 - $42,818).

e)
On January 23, 2018, the Company issued a $111,111 convertible note, net of an original issue discount of $11,111, which is unsecured, bears one-time interest at 14%, and matured six months from the issue date. The Company also agreed to issue 350,000 common shares with the convertible note. The fair value of the restricted common shares was $18,200 and has been recorded as a discount on the note and has been fully accreted as of December 31, 2018. The note is convertible into shares of common stock at a conversion price of $0.30 per share. During the year ended December 31, 2018, the Company paid the one-time interest of $14,000.

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

On September 4, 2018, the Company entered into an extension agreement whereby the Company issued 350,000 restricted common stock to the investor and pay a one-time 12% interest payment to extend the loan due date to October 23, 2018. The convertible note was extended to October 23, 2018 and is currently in default. The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification to extend the note was not substantial. The fair value of the 350,000 shares of $7,525 was recorded as a debt discount and amortized over the remaining life of the note. During the year ended December 31, 2018, $54,548 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $111,111 (2017 - $nil) and the fair value of the derivative liability was $2,027 (2017 - $nil).

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE C – CONVERTIBLE DEBENTURES (cont'd)

f)
On January 26, 2018, the Company issued a $165,000 convertible note, net of an original issue discount of $15,000, which is unsecured, bears one-time interest at 14%, matured nine months from the issue date and is in default. The note is convertible into shares of common stock at a conversion price of $0.30 per share. A total of 500,000 shares with a fair value of $25,000 was also issued with the convertible note. During the year ended December 31, 2018, the Company paid the one-time interest of $21,000.

Since this note became tainted by the notes with variable conversion rates, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability, the commitment shares and the one-time interest resulted in a discount to the convertible note of $50,697. The carrying value of the convertible note will be accreted over the term of the convertible note. On August 13, 2018 the Company and noteholder agreed to enter into an amended and restated purchase agreement and the Company to issue the noteholder an amended and restated convertible promissory note in the amount of $193,300 with a maturity date of May 10, 2019. On July 31, 2018, the Company and noteholder entered into a loan extension whereby the Company was required to pay the noteholder the sum of eight thousand dollars ($8,000). The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a gain on the extinguishment of the original debt of $137 (2017- $nil). The variable conversion price of the amended and restated convertible promissory note was adjusted to: the lesser of (i) $0.30 per share, (ii) 60% multiplied by the average of the three lowest Trading Prices (as defined below) for the Common Stock during the previous twenty (20) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 40%) or (iii) 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). On October 22, 2018, the Company and noteholder entered into a forbearance agreement whereby the Company agreed to a payment of $41,904 and accrued interest that was immediately added to the principal balance of the amended and restated convertible promissory note bringing the principal balance to $251,421. The variable conversion price of the amended and restated convertible promissory note was adjusted to: the lesser of (i) $0.30 per share, (ii) 50% multiplied by the average of the three lowest Trading Prices for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (representing a discount rate of 50%).”. On February 16, 2019, the Company and Holder entered into a second forbearance agreement whereby the Company agreed to a payment of $50,248 and accrued interest that was immediately added to the principal balance of the amended and restated convertible promissory note bringing the principal balance to $301,706. The variable conversion price of the amended and restated convertible promissory note was adjusted to: equal of the lesser of (i) $0.002 per share, or (ii) 50% multiplied by the average of the three lowest Trading Prices for the common stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%), or (iii) 50% multiplied by the Market Price (representing a discount rate of 50%). During the year ended December 31, 2018, $65,697 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $284,318 (2017 - $nil) and the fair value of the derivative liability was $58,909 (2017 - $nil). The Company recorded an additional $119,318 of interest to principal as of December 31, 2018 as a result of the forbearance agreements mentioned above.

g)
On February 20, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 20, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at December 31, 2018, accrued interest of $9,043 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and related financing costs resulted in a discount to the convertible note of $108,050. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $93,826 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $117,026 (2017 - $nil) and the fair value of the derivative liability was $28,782 (2017 - $nil).

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE C – CONVERTIBLE DEBENTURES (cont'd)

h)
On February 23, 2018, the Company issued a $131,250 convertible note, which is unsecured, bears interest at 8% per annum, and is due on February 23, 2019. The note is convertible into shares of common stock at a conversion rate of 55% of the lowest closing bid prices of the Company's common stock for the twenty trading days prior including the date the conversion notice is received by the Company. As at December 31, 2018, accrued interest of $8,947 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability and related financing costs resulted in a discount to the convertible note of $107,957. The carrying value of the convertible note will be accreted over the term of the convertible note. During the year ended December 31, 2018, $92,910 (2017 - $nil) of accretion expense had been recorded. As at December 31, 2018, the carrying value of the debenture was $116,202 (2017 - $nil) and the fair value of the derivative liability was $28,572 (2017 - $nil).

NOTE D – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the year ended December 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of $157,195 (2017 – loss of $20,022). As at December 31, 2018, the Company recorded a derivative liability of $198,105 (2017 - $157,506).
The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2018:

-	The stock price for the valuation of the derivative instruments at December 31, 2018 was $0.0040 per share of common stock.
-	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
-	The projected annual volatility for each valuation period based on the historic volatility of the Company 273.8% - 485.4%
-	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
-	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2017:

-	The stock price for the valuation of the derivative instruments at December 31, 2017 was $0.1101 per share of common stock.
-	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
-	The projected annual volatility for each valuation period based on the historic volatility of the Company 274% - 345%
-	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%. Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017

NOTE D – DERIVATIVE LIABILITIES (cont'd)

A summary of the activity of the derivative liability is shown below:

	$

Balance, January 1, 2017		1,944
Reclassification of derivative liabilities upon conversion		(3,551)
Debt discount		139,091
Loss due to change in fair value of the derivative		20,022

Balance, December 31, 2017		157,506
Reclassification of derivative liabilities upon conversion		(13,985)
Gain on extinguishment of debt		(137)
Debt discount		211,916
Gain due to change in fair value of the derivative		(157,195)

Balance, December 31, 2018		198,105

NOTE E – RELATED PARTY TRANSACTIONS

a)	As at December 31, 2018, the Company owed $281,227 (2017 - $36,888) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.
b)	As at December 31, 2018, the Company owed $165,862 (2017 – $nil) to the former Chief Operating Officer of the Company, which is non-interest bearing, unsecured, and due on demand.
c)
On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a former significant shareholder in exchange for the Company's intangible assets. The agreement also released the Company of all obligations and liabilities to the shareholder, including the shareholder's right to acquire 30% of the Company's outstanding common stock, leading to a $455,741 (2017 – $nil) gain on settlement of liability. As at December 31, 2018, the Company recorded a liability for shares issuable of $nil (2017 - $479,516) relating to the common shares that were to be issued. During the year ended December 31, 2018, the Company recorded a gain of $23,776 (2017 – $364,100) in the fair value of the shares issuable to the shareholder.

d)	During the year ended December 31, 2018, the Company incurred payroll expense of $585,035 (2017 - $393,551) to management and officers of the Company.
e)
During the year ended December 31, 2018, the Company incurred bonuses on sales of stealth cards of $140,660 (2017 - $nil) to management and officers of the Company which has been included in payroll. Bonuses accrue on total gross sales at a rate of 4% each to the Chief Executive Officer and the former Chief Operating Officer of the Company.

f)
During the year ended December 31, 2018, the Company incurred research and development costs of $nil (2017 - $38,002) to a company owned by the mother of the President of the Company. As at December 31, 2018, the Company was owed $413 (2017 - $413) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense.

NOTE F – LOAN PAYABLE

As at December 31, 2018, the Company owes $120,000 (2017 - $120,000) in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

NOTE G – PREFERRED SHARES

On October 27, 2018, the Company issued 500,000 shares of Series A Preferred stock at a fair value of $0.001 to the former Chief Operating Officer of the Company.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE G – PREFERRED SHARES (cont'd)
On December 28, 2017, the former Chief Financial Officer returned 500,000 shares of Series A Preferred stock to treasury of the Company in exchange for a convertible promissory note in the amount of $100,000.
The Company is authorized to issue 500,000,000 shares of its Preferred stock, par value $0.001. At December 31, 2018 and December 31, 2017, there are 1,000,000 and 500,000 shares issued and outstanding, respectively.

NOTE H – COMMON SHARES

Year ended December 31, 2017
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

On December 22, 2017, the Company issued 48,080 common shares for the conversion of $1,770 of convertible debentures and $81 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (c) for further information.

Year ended December 31, 2018

On January 9, 2018, the Company issued 250,000 common shares for the conversion of $6,587 of convertible debenture and $3,038 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (c) for further information.

On January 17, 2018, the Company issued 102,543 common shares for the conversion of $1,770 of convertible debenture and $91 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (b) for further information.

On January 25, 2018, the Company issued 147,373 common shares for the conversion of $1,770 of convertible debenture and $94 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (b) for further information.

On February 12, 2018, the Company issued 350,000 common shares for the conversion of $3,863 of convertible debenture and $564 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (c) for further information.

On February 16, 2018, the Company issued 1,061,266 common shares at a fair market value of $53,064 as compensation to the former Chief Operating Officer of the Company. Please see NOTE E – RELATED PARTY TRANSACTIONS (d) for further information.

On March 12, 2018, the Company issued 500,000 common shares to the lender as additional compensation for a loan payable. Please see NOTE C – CONVERTIBLE DEBENTURES (f) for further information.

On September 17, 2018, the Company issued 442,448 common shares for the conversion of $1,270 of convertible debenture and $190 of accrued interest. Please see NOTE C – CONVERTIBLE DEBENTURES (b) for further information.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017

NOTE H – COMMON SHARES (cont'd)

On September 20, 2018, the Company issued 350,000 common shares for loan fees and 350,000 common shares due to extension of debt. Please see NOTE C – CONVERTIBLE DEBENTURES (e) for further information.

On November 14, 2018, the Company repurchased 372,137 common shares held by a former significant shareholder in exchange for the Company's intangible assets, pursuant to an agreement entered into on April 9, 2018. Please see NOTE E – RELATED PARTY TRANSACTIONS (c) for further information.
The Company is authorized to issue 750,000,000 shares of its Common stock, par value $0.001. At December 31, 2018 and December 31, 2017, there are 10,305,014 and 7,123,521 shares issued and outstanding, respectively.

NOTE I – REVENUE CONCENTRATION
The Company had one product that accounted for approximately 88% (2017 - 100%) of gross revenue and 76% (2017 - 100%) of accounts receivable as at and for the year ended December 31, 2018. The Company had one customer, a third-party logistics company, which accounted for 98% and 100% of its sales for the years ended December 31, 2018 and 2017, respectively, and 100% and 100% of its accounts receivable as of December 31, 2018 and 2017, respectively.

NOTE J– COMMITMENT AND CONTINGENCIES

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

b)
On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant's services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as at date of the report.

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

d)
On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff” ) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company ("HSNi"), HSN, Inc., a Delaware corporation ("HSN") and International Marketing Group, Inc., a Missouri corporation ("IMG", and together with the Company, HSNi and HSN the "Defendants") in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495.
On July 17, 2019, the Company entered into a Settlement Agreement (the "Settlement Agreement") by and between the Company, Life Alert, HSNi, HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the "Dismissals"). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement.  As at December 31, 2018, the Company had accrued $570,851 for settlement and related expenses.

e)
On January 30, 2018, the Company entered into an employment agreement and appointed a Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company is to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after nine months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock at a fair value of $0.001 upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. Please see NOTE G – PREFERRED SHARES for further information.

f)
On February 1, 2018, the Company appointed the Chief Operating Officer of the Company to the Board of Directors. As compensation for services to be rendered, the Company will issue 750,000 common shares, which will vest quarterly over a three-year period. During the year ended December 31, 2018, $7,375 (2017 - $nil) of expense had been recorded. On July 5, 2019, Timothy Cabrera submitted his resignation from his position as Chief Operating Officer but remained as a member of the Board of Directors.

g)
On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,034. The case is currently in the discovery phase.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017

NOTE K– INCOME TAXES

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). As at December 31, 2018, the Company has $4,974,799 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes. As at December 31, 2018 and 2017, the Company had no uncertain tax positions. As of December 31, 2018, tax years since 2015 are open for examination by the taxing authorities.

	2018 $	2017 $

Net loss before taxes	(1,501,164)	(1,704,884)
Statutory rate	21%	35%

Income tax recovery at statutory rate	(315,245)	(596,710)

Tax effect of:

Permanent differences and other	45,700	(101,712)
Change in tax rates and true up	–	499,818
Change in valuation allowance	269,545	198,604

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018 $	December 31, 2017 $

Net operating loss carried forward	1,044,708	775,163
Valuation allowance	(1,044,708)	(775,163)

Net deferred income tax asset	–	–

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE L– SUBSEQUENT EVENTS

On February 6, 2019, the Company entered into a Forbearance Agreement (the "Agreement") with BHP Capital NY Inc., whereby the Company agreed to increase the principal balance of the Amended and Restated Convertible Promissory Note dated August 13, 2018 to $301,706.
On February 11, 2019, the Company entered into an Assignment Agreement (the "Agreement") with Armada Investment Fund, LLC ("Armada") and BHP Capital NY Inc. ("BHP"). Under the terms of the Agreement, BHP assigned and sold to Armada $85,000 of outstanding principal of the Amended and Restated Note dated August 13, 2018 for a one-time payment of $50,000. On this same date, the Company issued to Armada an Amended and Restated Replacement Convertible Promissory Note with a principal amount of $85,000. The Note bears interest at 12% annually.
On February 13, 2019, the Company entered into a Securities Purchase Agreement (the "Agreement") with Fourth Man, LLC wherein the Company issued Fourth Man a Convertible Promissory Note (the "Note") dated February 13, 2019 in the amount of $33,000. The Note has a term of nine (9) months, is due on November 13, 2019 and bears interest at 10% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity (November 13, 2019) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall equal the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price (as defined below) for the Common Stock during the previous twenty (20) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (a) the lowest trade price on the Over-the-Counter Bulletin Board (the “OTCBB”), OTCQB or applicable trading market. The transaction closed on February 13, 2019.

On February 8, 2019, the Company entered into a Securities Purchase Agreement (the "Agreement") with BHP Capital NY Inc. ("BHP") wherein the Company issued BHP a Convertible Promissory Note (the "Note") dated February 8, 2019 in the amount of $55,000. The Note has a term of nine (9) months, is due on November 8, 2019 and bears interest at 10% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity (November 8, 2019) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall equal the lesser of (i) 50% multiplied by the lowest Trading Price (as defined below) for the Common Stock during the previous twenty (20) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 50%) or (ii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (a) the lowest trade price on the Over-the-Counter Bulletin Board (the “OTCBB”), OTCQB or applicable trading market. The transaction closed on February 8, 2019.
On February 25, 2019, the Company issued 522,500 common shares for the conversion of $645 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.
On February 28, 2019, the Company entered into a Securities Purchase Agreement (the "Agreement") with Armada Investment Fund, LLC ("Armada") wherein the Company issued Armada a Convertible Promissory Note (the "Note") dated February 28, 2019 in the amount of $55,000. The Note has a term of nine (9) months, is due on November 28, 2019 and bears interest at 10% annually. The Note has a term of nine (9) months, is due on November 28, 2019 and bears interest at 10% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity (November 28, 2019) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall equal the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price (as defined below) for the Common Stock during the previous twenty (20) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (a) the lowest trade price on the Over-the-Counter Bulletin Board (the “OTCBB”). The transaction closed on February 28, 2019.

On March 6, 2019, the Company issued 550,345 common shares for the conversion of $975 principal and $236 of accrued interest against a convertible debenture held by LG Capital Funding, LLC.
On March 9, 2019, the Company entered into a Loan Extension Agreement with Crossover Capital II Fund, LLC (“Crossover”) extending the due date of the May 23, 2017 Note issued by the Company to Crossover to April 15, 2019. As part of the extension, the Company was to pay Crossover $6,000. The Company made payment on March 29, 2019.
On March 7, 2019, the Company issued 550,000 common shares for the conversion of $700 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 12, 2019, the Company issued 606,504 common shares for the conversion of $1,070 principal and $264 of accrued interest against a convertible debenture held by LG Capital Funding, LLC.

On March 15, 2019, the Company issued 635,000 common shares for the conversion of $880 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 18, 2019, the Company issued 625,000 common shares for the conversion of $1,409 in interest charges against a convertible note held by Crossover Capital Funding II, LLC.

On March 21, 2019, the Company issued 635,636 common shares for the conversion of $1,120 principal and $278 in interest charges against a convertible note held by LG Capital Funding, LLC.

On March 27, 2019, the Company issued 725,000 common shares for the conversion of $1,425 in interest charges and $210 in fees against a convertible note held by Crossover Capital Funding II, LLC.

On April 10, 2019, the Company issued 4,245,064 common shares to its former Chief Operating Officer, Timothy Cabrera, for compensation for serving as the Company's Chief Operating Officer during the quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019.

On May 15, 2019, the Company entered into a Consulting Agreement (the "Agreement") with Jimmy Wayne Anderson for services related to the Company's filings with the Securities and Exchange Commission. Under the terms of the Agreement, Mr. Anderson is to be paid $3,000 per month and receive 20,000,000 restricted shares of the Company's common stock. On July 3, 2019, Mr. Anderson received 10,000,000 shares of restricted common stock.

On May 29, 2019, the Company issued 977,418 common shares for the conversion of $1,670 principal and $480 in interest charges against a convertible note held by LG Capital Funding, LLC.

On June 10, 2019, the Company issued 968,836 common shares for the conversion of $1,650 principal and $481 in interest charges against a convertible note held by LG Capital Funding, LLC.

On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,034. The case is currently in the discovery phase.

On June 24, 2019, the Company issued 1,076,760 common shares for the conversion of $1,505 principal and $449 in interest charges against a convertible note held by LG Capital Funding, LLC.

On July 8, 2019, the Company issued 1,129,118 common shares for the conversion of $1,570 principal and $479 in interest charges against a convertible note held by LG Capital Funding, LLC.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE L– SUBSEQUENT EVENTS (cont'd)

On July 16, 2019, the Company issued 1,682,374 common shares for the conversion of $2,330 principal and $724 in interest charges against a convertible note held by LG Capital Funding, LLC.

On July 29, 2019, the Company issued 1,770,198 common shares for the conversion of $2,440 principal and $773 in interest charges against a convertible note held by LG Capital Funding, LLC.
On June 12, 2019, the Company entered into a Securities Purchase Agreement (the "Agreement") with each of Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC (collectively, the "Investors") wherein the Company issued each of the Investors a Convertible Promissory Note (the "Notes") in the amount of $22,000 for a total of $66,000.  The Notes have a term of nine (9) months and are due on March 12, 2020 and bear interest at 12% annually. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 2,750,000 shares of the Company's common stock at an exercise price of $0.008 for a term of 5-years. The transactions closed on June 19, 2019. In addition, 36,000,000 shares of the Company's common stock have been reserved at Action Stock Transfer Corporation, our transfer agent, for possible issuance upon the conversion of the Notes into shares of our common stock.

On July 17, 2019, the Company entered into a Settlement Agreement (the "Settlement Agreement") by and between the Company, Life Alert Emergency Response, Inc., a California corporation ("Life Alert"), HSNi, LLC, a Delaware limited liability company ("HSNi"), HSN, Inc., a Delaware corporation ("HSN") and International Marketing Group, Inc., a Missouri corporation ("IMG", and together with the Company, HSNi and HSN the "Defendants") pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the "Dismissals"). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement.

On July 18, 2019 (the "Issuance Date"), the Company issued a convertible promissory note (the "Note") in the principal amount of One Hundred Fifty Three Thousand dollars (USD $153,000) (the "Principal Amount") to an entity ("Investor") controlled by Brian McFadden, the Company's President and Chief Executive Officer and Tim Cabrera, a member of the Board of Directors of the Company. The Investor advanced the Principal Amount to the Company in connection with Settlement Agreement and Reconciliation Agreement. The Note accrues interest at a rate of 5% per annum and may be prepaid without penalty. Upon six (6) months from the Issuance Date, the Investor has the right to convert the Note into shares of the Company's common stock at a price per share of $0.05.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Brian McFadden. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. McFadden via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. McFadden serves on the Board of Directors. These shares were issued on August 12, 2019.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Timothy Cabrera. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. Cabrera via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. Cabrera serves on the Board of Directors. These shares were issued on August 12, 2019.

STEALTH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018 and 2017
NOTE L– SUBSEQUENT EVENTS (cont'd)
On August 9, 2019, the Company issued 1,851,825 common shares for the conversion of $2,000 principal and $648 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 12, 2019, the Company issued 1,061,266 shares of restricted common stock to Mr. Cabrera's for his role as an officer during the second quarter of 2019.

On August 14, 2019, the Company issued 2,201,314 common shares for the conversion of $2,370 in principal and $778 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 21, 2019, the Company issued 2,100,000 common shares for the conversion of $3,003 in interest charges against a convertible note held by Crossover Capital Funding II, LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. MaloneBailey, LLP has audited our financial statements for the years ended December 31, 2018, and 2017.
ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO has concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting was not effective based on those criteria.
Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the year ended December 31, 2018, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors
Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.
The names, ages and positions of our present officers and director are set forth below:
Name	Age	Position(s)

Brian McFadden	33	President, Principal Executive Officer. Principal Financial Officer and Director

Timothy Cabrera	49	Director

Brian McFadden
Since November 29, 2012, Brian McFadden has been our president, principal executive officer and a member of our board of directors. Brian McFadden graduated from Hamilton College in 2007 where he studied both Economics and Sociology. Following graduation and through December 2008, Mr. McFadden worked for Rogers Associates Machine Tool Corp as the Director of Business Development where he designed and implemented sales plans for major companies and Government entities including NASA, Ball Aerospace, The Harris Corporation and others. In December 2008, Mr. McFadden founded Rail Nine Media, a full-service web design and marketing house that has worked with clients ranging from MTV's Bam Margera to major financial service companies on all aspects of marketing. Mr. McFadden is responsible for the daily operation and maintenance of us and its clientele. In this role, Mr. McFadden has created and maintained Social Media Marketing Campaigns, SMS Messaging campaigns, Print Media, Web Media and comprehensive multi-media campaigns. In April 2010, Mr. McFadden co-founded IRocNights, a single source hospitality resource for the Western New York Region. IRocNights expanded from Syracuse to Buffalo and gained major traction with over 100 clients in less than a year. While running IRocNights, Mr. McFadden assisted in the creation of a 25-member team that cultivated and maintained relationships with numerous local businesses, politicians and social groups. Mr. McFadden expanded his IRocNights customer base through the launch of Let's Stay Local in March 2011, a daily deal site specializing in Entertainment and targeting nightlife venue demographics. Capitalizing on the Groupon momentum, Let's Stay Local focused on daily deals for the targeted younger generations. While at Let's Stay Local, Mr. McFadden was responsible for building the consumer distribution list while ensuring that the proper Daily Deals had been acquired and scheduled. Mr. McFadden sold IRocNights and its partnering businesses in October of 2011. Mr. McFadden is currently a member of several unrelated businesses.

Timothy Cabrera
Timothy Cabrera is a Director of the Company. He graduated Suma Cum Laude with M.B.A in Entrepreneurship with a diverse mix of skills. Having been a business process engineer for a large publicly traded company, Mr. Cabrera has brought his knowledge of Process Improvement and management efficiencies to multiple industries. Having implemented several strategies as Six Sigma and Lean Management Mr. Cabrera has created several models for business process improvement and profitability acceleration. Having experience ranging from managing large implementations for Fortune 500 companies to founding a National medical solutions company, Mr. Cabrera brings his vast experience in efficient operations as a Board Member to Stealth Technologies, Inc. with the focus on creating profitable business processes and efficient methods of bringing consumer products to market. Please see NOTE L– SUBSEQUENT EVENTS for further information.
Conflicts of Interest
We believe that our current officers and directors will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.
Involvement in Certain Legal Proceedings
During the past ten years, neither Mr. McFadden nor Mr. Cabrera have been the subject of the following events:

A.
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

B.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

C.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

1.
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

	2.	Engaging in any type of business practice; or
	3.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

D.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

E.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

F.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

G.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	1.	Any Federal or State securities or commodities law or regulation; or
2.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	3.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

H.
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
We do not have an audit committee financial expert because we believe the costs related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.
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
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2018 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2018 and 2017. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.
Name and Principal Position(iii)	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(e)	Totals ($)
Brian McFadden, President (PEO) (i)	2018	250,000	0	0	0	0	0	0	250,000
	2017	174,350	0	0	0	0	0	0	174,350
Timothy Cabrera (COO)(ii)	2018	187,500	140,660	142,210	0	0	0	6,875	483,185
Michelle Pannoni, Former Secretary & Treasurer	2017	175,210	0	0	0	0	0	0	175,210

Row Notes:
i.
Effective upon the Employment Agreement dated November 28, 2012, Mr. McFadden was to receive an annual compensation of $130,000. On January 2, 2018, the Company's Board of Directors approved an increase to Mr. McFadden's annual compensation to $250,000.

ii.	Effective upon the Employment Agreement dated January 30, 2018, Mr. Cabrera served in the capacity as Chief Operating Officer. In consideration of Mr. Cabrera's execution and delivery of this agreement, the Company issued Mr. Cabrera 500,000 shares of Series A preferred stock. Pursuant to the agreement, Mr. Cabrera receives an annual compensation of $180,000 and stock-based compensation of 1,061,266 shares of common stock per quarter. The agreement has a term of two years and shall be renewed for successive one-year terms. Please see NOTE L– SUBSEQUENT EVENTS for further information.
iii.	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, "Share Based-Payment". The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report.

Column Notes:
a.	Salary paid.
b.	Accrued bonus to employee for execution of Employment Agreement.
c.	Delivery of common stock to employee for execution of employment agreements.
d.	Options issued to employee for execution of Employment Agreement. More details on Options noted under Employment Agreements section below.
e.	Equity compensation received as a Director of the Company.

Director Compensation Table
The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2018. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian McFadden(a)(c)	0	0	0	0	0	0	0
Timothy Cabrera(a)(b)	0	0	0	0	0	0	0

a)
On August 1, 2019, the Company entered into a Board of Directors Services Agreement (the "Agreement") with each of Mr. McFadden and Mr. Cabrera. As per the terms of the Agreement, each Board member is to receive 2,000,000 shares of common stock for each year served on the Board of Directors. The Agreement commenced on August 1, 2019 for both.

b)
Prior to entry into the Agreement, Mr. Cabrera was to receive 750,000 shares of common stock which would have vest quarterly over a three-year period for serving as a Director. Mr. Cabrera was not issued any shares of common stock under this Agreement.

c)	Prior to the entry into the Agreement, Mr. McFadden received no compensation for serving as a Director.

There are no stock option, retirement, or pension plans for the benefit of our officers and directors.
Director Independence
Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent.  Directors are considered "independent" as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.
As of the date of this Form 10-K, the Board of Directors has determined that the Company does not have any independent directors within the meaning of the Nasdaq listing rule cited above.
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

The following table sets forth, as of August 26, 2019, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (3)
Brian McFadden (3)(4)	2,926,922	6.04%
Timothy Cabrera (5)(6)	8,367,596	17.28%
Jimmy Wayne Anderson (7)(8)	10,000,000	20.65%
Officers and Directors as a Group	11,294,518	23.32%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of August 26, 2019 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on August 26, 2019, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of August 26, 2019.

(2)	The number of common shares outstanding used in computing the percentages is 48,426,601.
(3)
Included within Mr. McFadden's beneficial ownership includes 926,922 shares issued as per the terms of the Employment Agreement dated November 28, 2012 and 2,000,000 shares issued as per the terms of the August 1, 2019 Board of Directors Services Agreement.

(4)	The address for Mr. McFadden is 801 West Bay Drive, Suite 470, Largo, Florida 33770.
(5)
Included within Mr. Cabrera's beneficial ownership includes 6,367,596 shares issued as per the terms of the January 30, 2018 Employment Agreement and 2,000,000 shares issued as per the terms of the August 1, 2019 Board of Directors Services Agreement.

(6)	The address for Mr. Cabrera is 801 West Bay Drive, Suite 470, Largo, Florida 33770.
(7)
Included within Mr. Anderson's beneficial ownership includes 10,000,000 shares issued for compensation as per the terms of a consulting agreement between the Company and Mr. Anderson dated May 15, 2019.

(8)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

Owner	Common Stock Owned Beneficially	Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class (2)	Amount of Voting Equity	Percentage of Voting Equity

Five Percent Stockholders:
Jimmy Wayne Anderson	10,000,000	20.65%	0	0%	10,000,000	* %
Executive Officers and Directors
Brian McFadden	2,926,922	6.04%	500,000	50.00%	502,926,922	47.97%
Timothy Cabrera	8,367,596	17.28%	500,000	50.00%	508,367,596	48.49%
Total of Named Executive Officers and Directors (2 as a Group)	11,294,518	23.32%	1,000,000	100.00%	1,011,294,518	96.46%

(1)	Applicable percentage ownership is based on 48,426,601 shares of common stock outstanding as of August 26, 2019.
(2)
One million shares of our capital stock are designated as Series A Preferred Stock. 500,000 shares are owned by Brian McFadden our president, principal executive officer and a director and 500,000 shares are owned by Timothy Cabrera a director of the Company. Each share of Series A Preferred Stock has 1,000 votes. Accordingly, the combined voting power of the Series A Preferred Stock is 1,000,000,000 votes. Our Series A Preferred Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, Mr. McFadden and Mr. Cabrera have sufficient votes to out vote all of the common stock shareholders on any matter coming before our shareholders for a vote.

(3)	* equals less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to: the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the section titled "Executive Compensation", the following is a description of each transaction since January 1, 2016 and each currently proposed transaction in which:

·	we have been or are to be a participant;
·	the amount involved exceeded the lesser of $120,000 or one percent) of the average of our total assets at year-end for the last two completed fiscal years; and
·
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our Company's policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

a)	As at December 31, 2018, the Company owed $281,227 (December 31, 2017 - $36,888) to the President of the Company, which is non-interest bearing, unsecured, and due on demand
b)	As at December 31, 2018, the Company owed $165,862 (2017 – $nil) to the former Chief Operating Officer of the Company, which is non-interest bearing, unsecured, and due on demand.
c)
On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a former significant shareholder in exchange for the Company's intangible assets. The agreement also released the Company of all obligations and liabilities to the shareholder, including the shareholder's right to acquire 30% of the Company's outstanding common stock, leading to a $455,741 (2017 – $nil) gain on settlement of liability. As at December 31, 2018, the Company recorded a liability for shares issuable of $nil (2017 - $479,516) relating to the common shares that were to be issued. During the twelve months ended December 31, 2018, the Company recorded a gain of $23,776 (2017 – $364,100) in the fair value of the shares issuable to the shareholder.

d)	During the twelve months ended December 31, 2018, the Company incurred payroll expense of $585,035 (2017 - $393,551) to management and officers of the Company.
e)
During the year ended December 31, 2018, the Company incurred bonuses on sales of stealth cards of $140,660 (2017 - $nil) to management and officers of the Company which has been included in payroll. Bonuses accrue on total gross sales at a rate of 4% each to the Chief Executive Officer and the former Chief Operating Officer of the Company.

f)
 During the twelve months ended December 31, 2018, the Company incurred research and development costs of $nil (2017 - $38,002) to a company owned by the mother of the President of the Company. As at December 31, 2018, the Company was owed $413 (December 31, 2017 - $413) from the company owned by the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expenses.

g)
As at December 31, 2018, the Company was owed $nil (2017 - $nil) in trade accounts receivable, net of allowance for doubtful accounts of $59,926 (2017 - $59,926) from a shareholder, which is non-interest bearing, unsecured and due on demand

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey, LLP served as our independent registered public accountants for the years ended December 31, 2018 and 2017.
1)   Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:
2018	$57,000	MaloneBailey, LLP
2017	$45,500	MaloneBailey, LLP

2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2018	$0	MaloneBailey, LLP
2017	$0	MaloneBailey, LLP

3)   Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2018	$0	MaloneBailey, LLP
2017	$0	MaloneBailey, LLP

4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2018	$0	MaloneBailey, LLP
2017	$0	MaloneBailey, LLP

5) During the fiscal year ending December 31, 2018 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock				X
3.12	Amended Articles of Incorporation- March 10, 2018				X
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019				X
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019				X
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019				X
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019				X
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018				X
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019				X
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019				X
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019				X
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019				X
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019				X
10.25	Common Stock Purchase Warrant				X
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018				X
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018				X
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019				X
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019				X
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018				X
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018				X
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August 2019.
STEALTH TECHNOLOGIES, INC.
(the "Registrant")

BY:	BRIAN McFADDEN
Brian McFadden
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

BRIAN McFADDEN
Brian McFadden	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	August 29, 2019

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock				X
3.12	Amended Articles of Incorporation- March 10, 2018				X
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019				X
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019				X
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019				X
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019				X
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018				X
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019				X
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019				X
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019				X
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019				X
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019				X
10.25	Common Stock Purchase Warrant				X
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018				X
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018				X
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019				X
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019				X
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018				X
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018				X
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X