Form 10-Q
period 2019-03-31
STEALTH TECHNOLOGIES, INC.
filed 2019-10-16
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

800-579-0528

(Registrant’s Telephone Number, Including Area Code)

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

Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of October 14, 2019, there were 88,277,226 shares of the registrant’s common stock outstanding.

STEALTH TECHNOLOGIES, INC.

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this quarterly report, “Stealth,” the “Company,” “we,” “us,” or “our” refer to Stealth Technologies, Inc. unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$56,089	$15,530
Accounts receivable	604,524	502,462
Prepaid expenses	26,938	26,938

Total Current Assets	687,551	544,930

Property and equipment, net	10,712	11,573
Intangible assets, net	2,083	3,963

Total Assets	$700,346	$560,466

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$2,292,845	$2,133,223
Due to related parties	520,839	447,089
Loan payable	120,000	120,000
Convertible debentures, net of unamortized debt discounts of $206,627 and $29,271, respectively	827,882	850,240
Derivative liabilities	707,571	198,105

Total Current Liabilities	4,469,137	3,748,657

Noncurrent portion of accounts payable and accrued liabilities	80,000	100,000

Total Liabilities	4,549,137	3,848,857

STOCKHOLDERS’ DEFICIT

Preferred Stock:
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share issued and outstanding: 1,000,000 and 1,000,000 preferred shares, respectively	1,000	1,000

Common Stock:
Authorized: 750,000,000 common shares with a par value of $0.001 per share issued and outstanding: 15,154,999 and 10,305,014 common shares, respectively	15,155	10,305

Additional paid-in capital	2,957,170	2,934,580
Accumulated deficit	(6,822,116)	(6,234,076)

Total Stockholders’ Deficit	(3,848,791)	(3,288,191)

Total Liabilities and Stockholders’ Deficit	$700,346	$560,466

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018 (Unaudited)

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenue:
Sales of products	$139,322	$916,811
Commissions on sales of products	100,813	-
Total revenue	240,135	916,811

Cost of goods sold	(86,748)	(760,273)

Gross Margin	153,387	156,538

Operating Expenses
Depreciation and amortization	1,051	145
General and administrative	74,256	134,750
Payroll	171,926	85,574
Professional fees	87,428	96,106

Total Operating Expenses	334,661	316,575

Loss from operations	(181,274)	(160,037)

Other Income (expenses)
Gain (loss) on change in fair value of derivative liabilities	(309,251)	10,144
Interest expense (including accretion of discounts on convertible debentures of $56,644 and $96,474, respectively)	(97,515)	(93,145)
Make whole expense with related party	-	23,776

Total other income (expenses)	(406,766)	(59,225)

Loss before provision for income taxes	(588,040)	(219,262)

Provision for income taxes	-	-

Net loss	$(588,040)	$(219,262)

Net loss per share - basic and diluted	$(0.05)	$(0.03)
Weighted Average Shares Outstanding - basic and diluted	11,246,459	8,333,180

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the three months ended March 31, 2019 and 2018 (Unaudited)

For the three months ended March 31, 2019:

	Series A				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	10,305,014	$10,305	$2,934,580	$(6,234,076)	$(3,288,191)
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	4,849,985	4,850	14,347	-	19,197
Issuance of common stock in satisfaction of equity compensation	-	-	-	-	6,368	-	6,368
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(588,040)	(588,040)
Balances at March 31, 2019	1,000,000	$1,000	15,154,999	$15,155	$2,957,170	$(6,822,116)	$(3,848,791)

For the three months ended March 31, 2018:

	Series A				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	500,000	$500	7,123,521	$7,124	$2,704,729	$(4,732,912)	$(2,020,559)
Unaudited:
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	849,916	850	29,954	-	30,804
Issuance of common stock in satisfaction of equity compensation	-	-	1,061,266	1,061	52,002	-	53,063
Issuance of restricted common stock in satisfaction of loan fees	-	-	500,000	500	24,500	-	25,000
Deferred equity compensation	-	-	-	-	1,750	-	1,750
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(219,262)	(219,262)
Balances at March 31, 2018	500,000	$500	9,534,703	$9,535	$2,812,935	$(4,952,174)	$(2,129,204)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019 and 2018 (Unaudited)

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss for the period	$(588,040)	$(219,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debentures	56,644	96,474
Depreciation and amortization	1,051	145
Change in fair value of make whole expense with related party	-	(23,776)
(Gain) loss on change in fair value of derivative liabilities	309,251	(10,144)
Share based compensation	6,368	54,814
Issuance of shares for deferred equity compensation	1,875	-
Write-off of intangible assets	1,690	-
Changes in operating assets and liabilities:
Accounts receivable	(102,062)	(127,438)
Prepaid expenses	-	500
Due to related parties	73,750	-
Accounts payable and accrued liabilities	162,032	556,608
Net cash provided by (used in) operating activities	(77,441)	327,921

INVESTING ACTIVITIES:
Acquisition of equipment	-	(3,898)
Net cash used in investing activities	-	(3,898)

FINANCING ACTIVITIES:
Proceeds from convertible debentures	124,000	500,000
Extension fee	(6,000)	-
Repayments of convertible debentures	-	(10,000)
Net cash provided by financing activities	118,000	490,000

NET INCREASE (DECREASE) IN CASH	40,559	814,023

CASH, BEGINNING OF PERIOD	15,530	51,627

CASH, END OF PERIOD	$56,089	$865,650

Non-cash Investing and Financing Activities
Debt discounts resulting from derivative liabilities	$517,379	$211,916
Reclassification of derivative liabilities upon conversion to equity	$8,785	$13,026
Shares issued for convertible debentures	$4,850	$17,777
Shares issued for loan fees	$-	$25,000

Supplemental Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE A – ORGANIZATION

Stealth Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010 under the name “Pub Crawl Holdings, Inc.” On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc. The Company is focused on the sale of consumer electronics goods and other products through direct response channels.

The Company is engaged in the business of identifying and capitalizing on emerging technology and associated markets. Currently, our operations are focused on product development and sales in the security and personal protection businesses. Utilizing our technologies, we plan to expand in this market with additional consumer products and business technologies that provide companies and individuals with new information protection solutions.

Our first consumer product in this category, the Stealth Card, is designed to protect the EMV chip in a consumer’s credit card from “electronic pickpocketing” that uses a smartphone, credit card reader, or RFID antenna to remotely access data stored on the consumer’s EMV “Smartchip.” This data includes an individual’s name and credit card and provides the potential criminal with access to a card’s EMV frequency, which allows them to use a card “skimmer” to make transactions on a consumer’s credit card without ever taking physical possession. Due to these sophisticated new threats, Stealth Technologies, Inc. has focused on building an array of technology around protecting the consumer’s data from current and future potentially compromising events.

Subsequent to the launch of the Stealth Card, we have brought to market “911 Help Now”, a comprehensive emergency alert system designed to accompany a consumer’s lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a “one touch” emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge.

Following the success of the 911 Help Now product, we launched 911 Help Now 2.0 in August of 2017. This second-generation product has additional enhancements to include waterproofing, GPS technology as well as running on a 3G network. These additional benefits directly address the customer requests that we received during the sales process of the first product, now allowing us to provide the end user a range of features as well as two competitive price points.

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. The Company’s intention is to sell products other than the stealth cards and the 911 Help Now products, through the subsidiary. As of March 31, 2019, there has been minimal activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2019, the Company has a working capital deficit of $3,781,586 and an accumulated deficit of $6,882,116. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary, Stealth Technologies, Inc., a Florida company. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is December 31.

Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of share-based payments, collectability of accounts receivable, useful life, impairment, and valuation of intangible assets, variables used in the determination of derivative liabilities, and the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of March 31, 2019, the Company’s accounts receivables were held in a legal reserve fund with International Marketing Group (“IMG”) as per the terms of the Vendor Agreement entered into by the Company and IMG on May 11, 2015. The funds held within the legal reserve were utilized to pay the settlement in the Life Alert case. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the three months ended March 31, 2019 and 2018, the Company incurred $189 and $0 in amortization expense, respectively.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2019, the 414,384,741 potential common shares underlying the convertible debentures using the if-converted method as of March 31, 2019 were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Revenue Recognition

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

The Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue sources, the performance obligation is satisfied at different times. For sales revenue, the performance obligation is complete when control is transferred to the customer.

Revenue Types

In 2018, the Company had one main revenue source – the sale of hardware. The Company recognizes revenue from the sale of hardware when the customer obtains control of the hardware and the Company’s performance obligation is complete.

In the three months ended March 31, 2019, the Company also earned commission revenues under arrangements with vendors where the vendors (not the Company) are principals to referred customer transactions and are responsible for the production and delivery of the hardware to customers. Under these arrangements, the Company receives a percentage of revenue or price per unit for each product sold on air during Company productions.

Cost of Revenue

For the Company’s product sales, cost of revenue consists of inventory sold in each transaction. Shipping and handling costs are recorded as general and administrative costs.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Research and Developments Costs

Research and development costs are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. During the three months ended March 31, 2019 and 2018, the Company incurred $27,937 and $51,711 in advertising expenses, respectively.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, amounts due to related parties and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table represents assets and liabilities that are measured and recognized in fair value as of March 31, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(707,571)	(309,251)

Total	–	–	(707,571)	(309,251)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(198,105)	157,195

Total	–	–	(198,105)	157,195

As of March 31, 2019 and December 31, 2018, the Company had a derivative liability amount of $707,572 and $198,105, respectively, which was classified as a Level 3 financial instrument. For the three months ended March 31, 2019 and 2018, the Company had a gain (loss) on change in fair value of derivative liabilities of $(309,251) and $10,144, respectively.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:

	March 31, 2019 (unaudited)	December 31, 2018
Amount due from affiliate of Home Shopping Network (“IMG”) held by IMG to satisfy amount due Life Alert Emergency Response, Inc. (“Life Alert”) pursuant to patent infringement legal action brought by Life Alert dated June 1, 2018. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.	$604,524	$502,462
Allowance for doubtful accounts	-	-

Net	$604,524	$502,462

On July 17, 2019, the Company entered into a Settlement Agreement with Life Alert and IMG pursuant to which the amount due from IMG was used to satisfy the terms of the Settlement Agreement. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2019 (unaudited)	December 31, 2018
Equipment (3-year useful life)	$5,600	$5,600
Office furniture (5-year useful life)	8,120	8,120
Total	13,720	13,720
Accumulated depreciation	(3,008)	(2,147)

Net property and equipment	$10,712	$11,573

For the three months ended March 31, 2019 and 2018, depreciation of property and equipment was $861 and $0, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at:

	March 31, 2019 (unaudited)	December 31, 2018
Due vendors of products and other service providers	$977,230	$841,091
Amount accrued for litigation with Life Alert (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	570,851	570,851
Amount accrued for litigation with consultant (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	515,813	515,813
Amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	160,000	180,000
Accrued interest	148,951	125,468
Total	2,372,845	2,233,223
Less noncurrent portion of amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	(80,000)	(100,000)
Current portion of accounts payable and accrued liabilities	$2,292,845	$2,133,223

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE F – DUE TO RELATED PARTIES

Due to related parties (non-interest bearing, unsecured and due on demand) consists of the following at:

	March 31, 2019 (unaudited)	December 31, 2018
Due to Brian McFadden, Company Chief Executive Officer to September 16, 2019	$343,727	$281,227
Due to Timothy Cabrera, Company Chief Operating Officer to July 5, 2019	177,112	165,862
Total	$520,839	$447,089

For the three months ended March 31, 2019, the balance of due to related parties changed as follows:

	Due to Brian McFadden	Due to Timothy Cabrera	Total

Balance, December 31, 2018	$281,227	$165,862	$447,089
Compensation accrued pursuant to Employment Agreements (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	62,500	45,000	107,500
Payments	-	(33,750)	(33,750)
Balance March 31, 2019 (unaudited)	$343,727	$177,112	$520,839

NOTE G – LOAN PAYABLE

As of March 31, 2019 and December 31, 2018, the Company owes $120,000 and $120,000, respectively, in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

NOTE H - CONVERTIBLE DEBENTURES

Convertible debentures consist of:

	March 31, 2019 (unaudited)	December 31, 2018
Unsecured Convertible Promissory Notes payable to Armada Investment Fund, LLC (“Armada”), with interest at 10%-12% payable at maturity with principal (default interest rate at 24%); convertible into shares of common stock at a variable conversion price equal to the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of the Notes or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date February 11, 2019, maturity date of November 11, 2019- net of amounts converted into Stealth common stock and unamortized debt discount of $77,984 and $0 at March 31, 2019 and December 31, 2018, respectively	$4,791	$-
Issue date February 28, 2019, maturity date of November 28, 2019- net of unamortized debt discount of $48,755 and $0 at March 31, 2019, December 31, 2018, respectively	6,245	-
Subtotal Armada	11,036	-
Unsecured Convertible Promissory Notes payable to Crossover Capital Fund II, LLC (“Crossover”), all in technical default, with interest at 8% payable at maturity with principal (default interest rates at 19%); convertible into shares of common stock at a variable conversion price equal to 55% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date May 23, 2017, maturity date May 23, 2018 - net of amounts converted into Stealth common stock	52,550	52,550
Issue date February 23, 2018, maturity date February 23, 2019 -net of unamortized debt discount of $0 and $15,047 at March 31, 2019 and December 31, 2018, respectively	131,250	116,203
Subtotal Crossover	183,800	168,753
Unsecured Convertible Promissory Notes payable to LG Capital Funding, LLC (“LG”), all in technical default, with interest at 8% payable at maturity with principal (default interest rates at 19%); convertible into shares of common stock at a variable conversion price equal to 55% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date May 23, 2017, maturity date May 23, 2018 - net of amounts converted into Stealth common stock	53,255	56,420
Issue date February 20, 2018, maturity date February 20, 2019 -net of unamortized debt discount of $0 and $14,224 at March 31, 2019 and December 31, 2018, respectively	131,250	117,026
Subtotal LG	184,505	173,446
Unsecured Promissory Note payable to BHP Capital NY, Inc. (“BHP”), with interest at rates ranging from 8%-14% payable at maturity with principal (default interest rate of 24%); convertible into shares of common stock at a variable conversion price equal to the lesser of (i) $0.002 per share or (ii) 50% multiplied by the lowest Trading Price (as defined below) for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date January 26, 2018, maturity date May 10, 2019 through forbearance- net of amounts converted into Stealth common stock	216,705	284,318
Issue date February 8, 2019, maturity date November 8, 2019- net of unamortized debt discount of $49,455 and $0 at March 31, 2019 and December 31, 2018, respectively	5,545	-
Subtotal BHP	222,250	284,318
Unsecured Promissory Note payable to Michelle Pannoni (“Pannoni”) in technical default, with interest at 6% payable at maturity with principal; convertible into shares of common stock at a conversion price equal to a 30% discount from the lowest closing trade price in the 10 days prior to the Conversion Date:
Issue date December 28, 2017, maturity date December 28, 2018	100,000	100,000
Subtotal Pannoni	100,000	100,000
Unsecured Promissory Note payable to Cicero Consulting Group, LLC (“Cicero”) in technical default, with interest at 14% payable at one time; convertible into shares of common stock at a variable conversion price equal to 90% multiplied by the Market Price which is defined as the lowest Trading Price for the common stock during the 10 trading day period ending on the last complete trading day prior to the Conversion Date, but not to exceed $0.01 per share:
Issue date June 23, 2014, maturity date June 22, 2015 - net of amounts converted into Stealth common stock	12,613	12,613
Subtotal Cicero	12,613	12,613
Unsecured Promissory Note payable to Christine Casale (“Casale”) in technical default, with interest at 0% payable at maturity with principal (default interest rate of 18%); convertible into shares of common stock at a fixed conversion price of $0.30 per share:
Issue date June 23, 2014, maturity date June 22, 2015	111,111	111,111
Subtotal Casale	111,111	111,111
Unsecured Promissory Note payable to Fourth Man, LLC (“Fourth”), with interest at 10% payable at maturity with principal (default interest rate of 24%); convertible into shares of common stock at a variable conversion price equal to the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date February 13, 2019, maturity date November 13, 2019- net of unamortized debt discount of $30,433 and $0 at March 31, 2019 and December 31, 2018, respectively	2,567	-
Subtotal Fourth	2,567	-
Total	$827,882	$850,240

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE H - CONVERTIBLE DEBENTURES (cont’d)

During the three months ended March 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
2/25/2019	$645	$-	$400	$1,045	$0.002	522,500	Armada
3/6/2019	975	236	-	1,211	0.0022	550,345	LG
3/7/2019	700	-	400	1,100	0.002	550,000	Armada
3/12/2019	1,070	264	-	1,334	0.0022	606,504	LG
3/15/2019	880	-	400	1,280	0.002	635,000	Armada
3/18/2019	-	1,409	-	1,409	0.002255	625,000	Crossover
3/21/2019	1,120	278	-	1,398	0.0022	635,636	LG
3/27/2019	-	$1,425	210	1,635	0.002255	725,000	Crossover

	$5,390	$3,612	$1,410	$10,412		4,849,985

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE I – DERIVATIVE LIABILITIES

The derivative liabilities at March 31, 2019 and December 31, 2018 consisted of:

	March 31, 2019 (unaudited)	December 31, 2018
Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	$187,568	$-
Convertible Promissory Notes payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	120,545	58,909
Convertible Promissory Notes payable to Crossover Capital Fund II, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	151,422	54,166
Convertible Promissory Notes payable to LG Capital Funding, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	152,247	54,808
Convertible Promissory Note payable to Fourth Man, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	51,017	-
Convertible Promissory Note payable to Cicero Consulting Group, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	3,010	3,310
Convertible Promissory Note payable to Michelle Pannoni. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	39,550	24,885
Convertible Promissory Note payable to Christine Casale. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	2,212	2,027
Total derivative liabilities	$707,571	$198,105

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note H in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended March 31, 2019 and 2018, the Company recorded a gain (loss) on the change in fair value of derivative liabilities of $(309,251) and $10,144, respectively. As of March 31, 2019 and December 31, 2018, the Company had derivative liabilities of $707,571 and $198,105, respectively.

The following inputs and assumptions were used to value the derivative liabilities of the convertible debentures outstanding during the three months ended March 31, 2019:

●	The stock price for the valuation of the derivative instruments at March 31, 2019 was $0.006 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
●	The projected annual volatility for each valuation period based on the historic volatility of the Company is 292.3% - 488.3%.
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of up to 95%.
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below prices ranging from $0.002 to $0.015 (rounded) for the convertible debentures.

The following inputs and assumptions were used to value the derivative liabilities of the convertible debentures outstanding during the year ended December 31, 2018:

●	The stock price for the valuation of the derivative instruments at December 31, 2018 was $0.0040 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
●	The projected annual volatility for each valuation period based on the historic volatility of the Company is 273.8% - 485.4%.
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE J – RELATED PARTY TRANSACTIONS

As of March 31, 2019 and December 31, 2018, the Company owed $343,727 and $281,227, respectively, to the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As of March 31, 2019 and December 31, 2018, the Company owed $177,122 and $165,862, respectively, to the former Chief Operating Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

During the three months ended March 31, 2019 and 2018, the Company incurred payroll expense of $109,375 and 85,574, respectively to management and officers of the Company.

As of March 31, 2019 and December 31, 2018, the Company was owed $413 and $413, respectively, from a company owned by the mother of the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense.

On April 9, 2018, the Company entered into an agreement pursuant to which the Company repurchased 372,137 common shares held by a former significant shareholder in exchange for the Company’s intangible assets. The agreement also released the Company of all obligations and liabilities to the significant shareholder, including the shareholder’s right to acquire 30% of the Company’s outstanding common stock, leading to a $455,741 gain on settlement of liability in the three months ended June 30, 2018.

NOTE K – CAPITAL STOCK

Preferred Stock

On July 15, 2013, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”. Each share of Series A Preferred Stock has 1,000 votes. The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Stock (i) authorize or create any additional series of stock ranking prior to or on a parity with the Series A Preferred Stock as to dividends, voting rights, or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Series A Preferred Stock.

The Company’s Series A Preferred Stockholders and Common Stockholders shall vote as a single class on all matters submitted to stockholders, subject to the Company’s Common Stock having 1 vote per share and the Series A Preferred Stock having 1,000 votes per share.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE K – CAPITAL STOCK (cont’d)

On October 27, 2018, the Company issued 500,000 shares of Series A Preferred stock at a fair value of $0.001 to the former Chief Operating Officer of the Company.

On December 28, 2017, the former Chief Financial Officer returned 500,000 shares of Series A Preferred stock to treasury of the Company in exchange for a convertible promissory note in the amount of $100,000.

On July 15, 2013, the Company issued 500,000 shares of Series A Preferred stock at a fair value of $0.001 to the former Chief Executive Officer of the Company.

The Company is authorized to issue 500,000,000 shares of its Preferred stock, par value $0.001. At March 31, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

Common Stock

For the three Months Ended March 31, 2109

On February 25, 2019, the Company issued 522,500 common shares for the conversion of $645 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 6, 2019, the Company issued 550,345 common shares for the conversion of $975 principal and $236 of accrued interest against a convertible debenture held by LG Capital Funding, LLC.

On March 7, 2019, the Company issued 550,000 common shares for the conversion of $700 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 12, 2019, the Company issued 606,504 common shares for the conversion of $1,070 principal and $264 of accrued interest against a convertible debenture held by LG Capital Funding, LLC.

On March 15, 2019, the Company issued 635,000 common shares for the conversion of $880 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 18, 2019, the Company issued 625,000 common shares for the conversion of $1,409 in interest charges against a convertible note held by Crossover Capital Funding II, LLC.

On March 21, 2019, the Company issued 635,636 common shares for the conversion of $1,120 principal and $278 in interest charges against a convertible note held by LG Capital Funding, LLC.

On March 27, 2019, the Company issued 725,000 common shares for the conversion of $1,425 in interest charges and $210 in fees against a convertible note held by Crossover Capital Funding II, LLC.

The Company is authorized to issue 750,000,000 shares of its Common stock, par value $0.001. At March 31, 2019 and December 31, 2018, there are 15,154,999 and 10,305,014 shares issued and outstanding, respectively.

Warrants

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2018	-	2,400,000	2,400,000
Granted in the three months ended March 31, 2019	-	-	-
Balance, March 31, 2019	-	2,400,000	2,400,000

As of March 31, 2019, the Company has one warrant issued and outstanding granting the holder the right to purchase up to a total of 2,400,000 shares of its common stock at $0.08 per share (subject to adjustment) that expires August 13, 2023.

The following table summarizes information about warrants outstanding as of March 31, 2019:

Number Outstanding
At March 31, 2019	Exercise Price	Expiration Date

2,400,000	0.08	August 13, 2023
2,400,000

NOTE L – REVENUE CONCENTRATION

For the three months ended March 31, 2019 and 2018, the Company had two products that accounted for 92% and 100% of gross revenue, respectively, and had one customer, a third-party logistics company, which accounted for 54% and 0% of gross revenue, respectively, and which accounted for 100% and 100% of the Company’s accounts receivable at March 31, 2019 and December 31, 2018, respectively.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE M– COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 30, 2018, the Company entered into an employment agreement with Timothy Cabrera (“Cabrera”) to serve as Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company is to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after nine months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock at a fair value of $0.001 upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. On July 5, 2019, Cabrera submitted his resignation from his position as Chief Operating Officer, but remained as a member of the Board of Directors.

On February 1, 2018, the Company appointed Cabrera to the Board of Directors. As compensation for services to be rendered, the Company issued 750,000 common shares, which vest quarterly over a three-year period. During the three months ended March 31, 2019 and 2018, $1,875 and $1,250 of expense has been recorded, respectively.

On May 15, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Jimmy Wayne Anderson for services related to the Company’s filings with the Securities and Exchange Commission. Under the terms of the Agreement, Mr. Anderson is to be paid $3,000 per month and receive 20,000,000 restricted shares of the Company’s common stock. The term of the Agreement is one (1) year or until Mr. Anderson completes the services requested. Either party has the right to terminate the Agreement with notice and the effective date of the termination is the date such notice is received by the terminated party.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Brian McFadden. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. McFadden via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. McFadden serves on the Board of Directors.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Timothy Cabrera. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. Cabrera via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. Cabrera serves on the Board of Directors.

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At March 31, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,034. The case is currently in the discovery phase.

Settled Litigation

On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company’s stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company’s stealth cards. On June 25, 2018, the Company settled this lawsuit through the mutual agreement to pay the third party $200,000 up front (paid on August 30, 2018) and $200,000 in equal, monthly increments of $6,667 over 30 months.

On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff”) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company (“HSNi”), HSN, Inc., a Delaware corporation (“HSN”) and International Marketing Group, Inc., a Missouri corporation (“IMG”, and together with the Company, HSNi and HSN the “Defendants”) in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495. On July 17, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company, Life Alert, HSNi, HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the “Dismissals”). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement. As at March 31, 2019, the Company had accrued $570,851 for settlement and related expenses.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE N– SUBSEQUENT EVENTS

On April 10, 2019, the Company issued 4,245,064 common shares to its then Chief Operating Officer, Timothy Cabrera, for compensation for serving as the Company’s Chief Operating Officer during the quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019.

On May 15, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Jimmy Wayne Anderson for services related to the Company’s filings with the Securities and Exchange Commission. Under the terms of the Agreement, Mr. Anderson is to be paid $3,000 per month and receive 20,000,000 restricted shares of the Company’s common stock.

On May 29, 2019, the Company issued 977,418 common shares for the conversion of $1,670 principal and $480 in interest charges against a convertible note held by LG Capital Funding, LLC.

On June 10, 2019, the Company issued 968,836 common shares for the conversion of $1,650 principal and $481 in interest charges against a convertible note held by LG Capital Funding, LLC.

On June 12, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with each of Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC (collectively, the “Investors”) wherein the Company issued each of the Investors a Convertible Promissory Note (the “Notes”) in the amount of $22,000 for a total of $66,000. The Notes have a term of nine (9) months and are due on March 12, 2020 and bear interest at 12% annually. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 2,750,000 shares of the Company’s common stock at an exercise price of $0.008 for a term of 5-years. The transactions closed on June 19, 2019. In addition, 36,000,000 shares of the Company’s common stock have been reserved at Action Stock Transfer Corporation, our transfer agent, for possible issuance upon the conversion of the Notes into shares of our common stock.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE N– SUBSEQUENT EVENTS (cont’d)

On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,034. The case is currently in the discovery phase.

On June 24, 2019, the Company issued 1,076,760 common shares for the conversion of $1,505 principal and $449 in interest charges against a convertible note held by LG Capital Funding, LLC.

On July 3, 2019, the Company issued Jimmy Wayne Anderson 10,000,000 shares of restricted common stock as per the compensation terms of the Consulting Agreement entered into between the Company and Mr. Anderson dated May 15, 2019.

On July 5, 2019, Timothy Cabrera submitted his resignation from his position as Chief Operating Officer with Stealth. Mr. Cabrera will continue to serve as a member of the Board.

On July 8, 2019, the Company issued 1,129,118 common shares for the conversion of $1,570 principal and $479 in interest charges against a convertible note held by LG Capital Funding, LLC.

On July 16, 2019, the Company issued 1,682,374 common shares for the conversion of $2,330 principal and $724 in interest charges against a convertible note held by LG Capital Funding, LLC.

On July 17, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company, Life Alert Emergency Response, Inc., a California corporation (“Life Alert”), HSNi, LLC, a Delaware limited liability company (“HSNi”), HSN, Inc., a Delaware corporation (“HSN”) and International Marketing Group, Inc., a Missouri corporation (“IMG”, and together with the Company, HSNi and HSN the “Defendants”) pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the “Dismissals”). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE N– SUBSEQUENT EVENTS (cont’d)

On July 18, 2019 (the “Issuance Date”), the Company issued a convertible promissory note (the “Note”) in the principal amount of One Hundred Fifty Three Thousand dollars (USD $153,000) (the “Principal Amount”) to an entity (“Investor”) controlled by Brian McFadden, the Company’s then Chief Executive Officer and Tim Cabrera, a member of the Board of Directors of the Company. The Investor advanced the Principal Amount to the Company in connection with the Settlement Agreement and Reconciliation Agreement. The Note accrues interest at a rate of 5% per annum and may be prepaid without penalty. Upon six (6) months from the Issuance Date, the Investor has the right to convert the Note into shares of the Company’s common stock at a price per share of $0.05.

On July 19, 2019, the Company entered into a Reconciliation and Settlement Agreement (the “Reconciliation Agreement”) by and between IMG and Stealth Technologies Inc., a Florida corporation and wholly owned subsidiary of the Company (“Stealth Tech”), Atlas Direct, LLC (“Atlas”, and together with the Company and Stealth Tech, “Stealth”) and the Company whereby IMG is to pay Stealth the Unliquidated Return Reserve Balance (as defined in the Reconciliation Agreement) within twenty (20) days of the Reconciliation Agreement. Stealth is also to pay $150,000 as contribution for the subsequent payment to be made in the Settlement Agreement. The Company also agreed to customary releases as further contained in the Settlement Agreement.

On July 29, 2019, the Company issued 1,770,198 common shares for the conversion of $2,440 principal and $773 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Brian McFadden. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. McFadden via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. McFadden serves on the Board of Directors.

On August 1, 2019, the Company executed a new Board of Directors Services Agreement with Timothy Cabrera. Under the terms of the Agreement, commencing August 1, 2019 the Company is to compensate Mr. Cabrera via the issuance of Two Million (2,000,000) shares of its common stock for each year for which Mr. Cabrera serves on the Board of Directors.

On August 9, 2019, the Company issued 1,851,825 common shares for the conversion of $2,000 principal and $648 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 12, 2019, the Company issued 2,000,000 shares of restricted common stock to its then Chief Executive Officer, Brian McFadden, as per the terms of the Board of Directors Services Agreement dated August 1, 2019.

On August 12, 2019, the Company issued 3,061,266 shares of restricted common stock to a director, Timothy Cabrera. 2,000,000 shares of stock were issued as per the terms of the Board of Directors Services Agreement dated August 1, 2019 and 1,061,266 were issued for Mr. Cabrera’s role as an officer during the second quarter of 2019.

On August 14, 2019, the Company issued 2,201,314 common shares for the conversion of $2,370 principal and $778 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 22, 2019, the Company issued 2,100,000 common shares for the conversion of $3,003 in interest charges against a convertible note held by Crossover Capital Funding II, LLC.

On August 30, 2019, the Company issued 2,412,079 common shares for the conversion of $1,590 principal and $533 in interest charges against a convertible note held by LG Capital Funding, LLC.

On August 30, 2019, the Company issued Jimmy Wayne Anderson 10,000,000 shares of restricted common stock as per the compensation terms of the Consulting Agreement entered into between the Company and Mr. Anderson dated May 15, 2019.

On September 4, 2019, the Company issued 2,400,000 common shares for the conversion of $2,057 in interest charges and $55 in fees against a convertible note held by Crossover Capital Funding II, LLC.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018 (Unaudited)

NOTE N– SUBSEQUENT EVENTS (cont’d)

On September 6, 2019, the Company terminated the engagement of MaloneBailey LLP as its independent auditing firm. On this same date, the Company engaged Michael T. Studer CPA P.C. as its independent auditor.

On September 10, 2019, the Company issued 3,150,045 common shares for the conversion of $2,070 principal and $702 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 16, 2019, the Company’s Board of Directors elected Alexander J. Clair as a director of Stealth Technologies, Inc.

On September 16, 2019, Brian McFadden submitted his resignation from his position as Chief Executive Officer with the Company. Mr. McFadden will continue to serve as a member of the Board and will work as a consultant with the Company to manage the Company’s DRTV operations. Effective upon the resignation of Mr. McFadden as the Company’s Chief Executive Officer, the Company’s Board appointed Alexander J. Clair to serve as the Chief Executive Officer of the Company. Mr. Clair will assume the additional roles of Principal Financial Officer and Secretary.

On September 16, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with each of Armada Investment Fund, LLC and BHP Capital NY Inc. (collectively, the “Investors”) wherein the Company issued each of the Investors a Convertible Promissory Note (the “Notes”) in the amount of $18,000 for a total of $36,000. The Notes have a term of nine (9) months, are due on June 16, 2020 and bear interest at 12% annually. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.005 for a term of 5-years. The transactions closed on September 17, 2019. In addition, 30,000,000 shares of the Company’s common stock have been reserved at Action Stock Transfer Corporation, our transfer agent, for possible issuance upon the conversion of the Notes into shares of our common stock.

On September 23, 2019, the Company issued 3,318,909 common shares for the conversion of $2,170 principal and $751 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 23, 2019, the Company issued 3,300,000 common shares for the conversion of $1,299 principal, $1,550 in interest charges and $55 in fees against a convertible note held by Crossover Capital Funding II, LLC.

On September 24, 2019, the Board of Directors elected to amend the compensation for each of Timothy Cabrera and Brian McFadden for serving on the Board of Directors. Starting on October 1, 2019, each director shall receive 2,000,000 restricted shares of the Company’s common stock and $10,000 for each year the director serves on the Board of Directors.

On September 24, 2019, the Company issued 3,649,954 common shares for the conversion of $2,380 principal and $832 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 27, 2019, the Company executed a new Board of Directors Services Agreement with Alexander J. Clair. Under the terms of the Agreement commencing October 1, 2019, the Company is to compensate Mr. Clair via the issuance of 2,000,000 restricted shares of its common stock and $10,000 for each year for which Mr. Clair serves on the Board of Directors.

On September 27, 2019, the Company issued 3,820,113 common shares for the conversion of $2,490 principal and $872 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 27, 2019, the Company issued 3,600,000 common shares for the conversion of $2,727 principal, $108 in interest charges and $205 in fees against a convertible note held by Crossover Capital Funding II, LLC.

On October 8, 2019, the Company issued 4,199,525 common shares for the conversion of $3,070 principal and $1,088 in interest charges against a convertible note held by LG Capital Funding, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this prospectus.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

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

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

Overview

Stealth Technologies, Inc. (the “Company”) was incorporated in the state of Nevada on May 27, 2010 under the name “Pub Crawl Holdings, Inc”. On March 11, 2014, the Company announced its name change from Pub Crawl Holdings to Excelsis Investments, Inc. On May 26, 2016, the Company changed its name from Excelsis Investments Inc. to Stealth Technologies, Inc. The Company is focused on the sale of consumer electronics and other products through direct response channels.

The Company is engaged in the sales and distribution of consumer electronics and other safety products through Direct Response and live shopping channels. Stealth represents leading consumer safety brands such as Help Now and its associated product the 911 Help Now Emergency Pendent. Stealth continues to leverage its industry knowledge to expand its sales growth through additional product and direct shopping channels bringing on additional product suppliers such as Edison Nation.

The Company’s primary product currently is the 911 Help Now Emergency an emergency alert system designed to accompany a consumer’s lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a “one touch” emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge. Following the success of the 911 Help Now product we have launched several variations of the 911 product as well as other safety goods including decibel alarms, strobe lights, emergency keychains and more.

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. As of March 31, 2019, there has been minimal activity within the subsidiary.

Current Business

On February 6, 2019, the Company entered into a Forbearance Agreement (the "Agreement") with BHP Capital NY Inc., whereby the Company agreed to increase the principal balance of the Amended and Restated Convertible Promissory Note dated August 13, 2018 to $301,706.

On March 9, 2019, the Company entered into a Loan Extension Agreement with Crossover Capital II Fund, LLC (“Crossover”) extending the due date of the May 23, 2017 Note issued by the Company to Crossover to April 15, 2019. As part of the extension, the Company was to pay Crossover $6,000. The Company made payment on March 29, 2019.

Results of Operations

For the Three Months Ended March 31, 2019 and March 31, 2018

Our results of operations for the three months ended March 31, 2019 and March 31, 2018 are summarized below.

	Three Months Ended March 31, 2019	Three Months Ended March, 2018
Revenues	$240,135	$916,811
Cost of Sales	$(86,748)	$(760,273)
Total operating expenses	$334,661	$316,575
Loss from operations	$(181,274)	$(160,037)
Net loss	$(588,040)	$(219,262)

For the three months ended March 31, 2019 revenues decreased by approximately $676,676, or 73.81%, as compared to the three months ended March 31, 2018 due to the ongoing lawsuit with Life Alert Emergency Response, Inc. Revenue generated by the Company during the three months ended March 31, 2019 was held in a legal fund at International Marketing Group for future legal and settlement payments to be made.

For the three months ended March 31, 2019, cost of sales decreased by approximately $673,525 or 88.59%, as compared to the three months ended March 31, 2018. Cost of sales decreased due to lower product shipment.

For the three months ended March 31, 2019, gross profit amounted to $153,387 as compared to $156,538 in the three months ended March 31, 2018, amounting to a decrease of $3,151, or 2.01%. For the three months ended March 31, 2019 and 2018, gross profit margins were at 63.88% and 17.07%, respectively. Gross margins increased due to lower cost of goods sold.

For the three months ended March 31, 2019 and 2018, we incurred operating expenses of $334,661 and $316,575, respectively, and a net loss of $(588,040) and $(219,262), respectively. The operating expenses are costs related to amortization, general and administrative, payroll and professional fees. Operating expenses increased by approximately $18,086 or 5.71%.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash Flows
Net cash provided by (used in) operating activities	$(77,441)	$327,921
Net cash used in investing activities	$-	$(3,898)
Net cash provided by financing activities	$118,000	$490,000
Net change in cash	$40,559	$814,023

Operating Activities

For the Three Months Ended March 31, 2019 and 2018

Cash used in operating activities for the three months ended March 31, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used in operating activities. Cash used by operating activities of $77,441 consisted of a net loss of $(588,040). The net loss was offset by accretion of discount on convertible notes of $56,644, increase of accounts payable and accrued liabilities of $162,032, loss on change in fair value of derivative liabilities of $309,251, share based compensation of $6,368, write-off of intangible assets of $1,690 and issuance of shares for deferred equity compensation of $1,875.

Cash provided by operating activities for the three months ended March 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash provided by operating activities. Cash provided by operating activities of $327,921 consisted of a net loss of $(219,262). The net loss was offset by accretion of discount on convertible notes of $96,474, share based compensation of $54,814 and change in fair value of make whole expense with related party of $23,776.

Investing Activities

For the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, net cash used in investing activities was $0 and $3,898, respectively.

Financing Activities

For the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018 net cash provided by financing activities was $118,000 and $490,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At March 31, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

On June 13, 2019, Mace Security International, Inc. (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the United States District Court of the Middle District of Florida, alleging that the Defendant failed to pay the Plaintiff for products delivered that were ordered by the Defendant. The Plaintiff states the amount due by Defendant is $322,034. The case is currently in the discovery phase.

Settled Litigation

On February 1, 2016, the Company received notice that a third party was seeking compensation for damages as a result of false advertisements made by the Company in regards to the Company’s stealth cards. The plaintiff is a manufacturer and distributor of radio frequency identification (RFID) chip protection cards which are in competition with the Company’s stealth cards. On June 25, 2018, the Company settled this lawsuit through the mutual agreement to pay the third party $200,000 up front (paid on August 30, 2018) and $200,000 in equal, monthly increments of $6,667 over 30 months.

On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff”) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company (“HSNi”), HSN, Inc., a Delaware corporation (“HSN”) and International Marketing Group, Inc., a Missouri corporation (“IMG”, and together with the Company, HSNi and HSN the “Defendants”) in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495. On July 17, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company, Life Alert, HSNi, HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the “Dismissals”). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement. As at March 31, 2019, the Company had accrued $570,851 for settlement and related expenses.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

During the quarter ended March 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 5. EXHIBITS

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock	10-K	08/30/2019	3.11
3.12	Amended Articles of Incorporation- March 10, 2018	10-K	08/30/2019	3.12
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019	10-K	08/30/2019	10.5
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019	10-K	08/30/2019	10.6
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.7
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.8
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018	10-K	08/30/2019	10.19
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019	10-K	08/30/2019	10.20
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019	10-K	08/30/2019	10.21
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.22
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.23
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019	10-K	08/30/2019	10.24
10.25	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated January 26, 2018	10-K	08/30/2019	10.25
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018	10-K	08/30/2019	10.26
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018	10-K	08/30/2019	10.27
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019	10-K	08/30/2019	10.28
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019	10-K	08/30/2019	10.29
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018	10-K	08/30/2019	10.30
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018	10-K	08/30/2019	10.31
10.32	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.1
10.33	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.2
10.34	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.3
10.35	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.4
10.36	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.5
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stealth Technologies, Inc.

Date: October 15, 2019	By:	/s/ Alexander J. Clair
Alexander J. Clair
Chief Executive Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock	10-K	08/30/2019	3.11
3.12	Amended Articles of Incorporation- March 10, 2018	10-K	08/30/2019	3.12
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019	10-K	08/30/2019	10.5
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019	10-K	08/30/2019	10.6
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.7
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.8
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018	10-K	08/30/2019	10.19
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019	10-K	08/30/2019	10.20
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019	10-K	08/30/2019	10.21
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.22
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.23
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019	10-K	08/30/2019	10.24
10.25	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated January 26, 2018	10-K	08/30/2019	10.25
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018	10-K	08/30/2019	10.26
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018	10-K	08/30/2019	10.27
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019	10-K	08/30/2019	10.28
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019	10-K	08/30/2019	10.29
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018	10-K	08/30/2019	10.30
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018	10-K	08/30/2019	10.31
10.32	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.1
10.33	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.2
10.34	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.3
10.35	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.4
10.36	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.5
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X