Form 10-Q
period 2019-06-30
STEALTH TECHNOLOGIES, INC.
filed 2019-11-15
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

As of November 14, 2019, there were 101,879,488 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$51,517	$15,530
Accounts receivable	603,497	502,462
Prepaid expenses	29,938	26,938

Total Current Assets	684,952	544,930

Property and equipment, net	9,842	11,573
Intangible assets, net	1,894	3,963

Total Assets	$696,688	$560,466

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$2,300,714	$2,133,223
Due to related parties	628,339	447,089
Loan payable	120,000	120,000
Convertible debentures, net of unamortized discount of $237,144 and $29,271, respectively	858,540	850,240
Derivative liabilities	4,931,141	198,105

Total Current Liabilities	8,838,734	3,748,657

Noncurrent portion of accounts payable and accrued liabilities	60,000	100,000

Total Liabilities	8,898,734	3,848,857

STOCKHOLDERS’ DEFICIT

Preferred Stock:
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share issued and outstanding: 1,000,000 and 1,000,000 preferred shares, respectively	1,000	1,000

Common Stock:
Authorized: 750,000,000 common shares with a par value of $0.001 per share issued and outstanding: 22,423,077 and 10,305,014 common shares, respectively	22,423	10,305

Additional paid-in capital	3,018,708	2,934,580
Accumulated deficit	(11,244,177)	(6,234,076)

Total Stockholders’ Deficit	(8,202,046)	(3,288,191)

Total Liabilities and Stockholders’ Deficit	$696,688	$560,466

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Revenue
Sales of products	$177,203	$1,795,609
Commissions on sales of products	194,025	-

Total revenue	371,228	1,795,609

Cost of goods sold	(85,962)	(1,410,871)

Gross Margin	285,266	384,738

Operating Expenses
Payroll	320,681	178,378
Consulting	42,297	22,000
Professional fees	117,178	155,533
General and administrative	153,393	215,264
Depreciation and amortization	2,110	339

Total Operating Expenses	635,659	571,514

Loss from operations	(350,393)	(186,776)

Other Income (expenses)
Gain (loss) on change in fair value of derivative liabilities	(4,491,940)	20,391
Interest expense (including accretion of discounts on convertible debentures of $92,127 and $247,711, respectively)	(173,209)	(256,876)
Gain on settlement of liability	5,441	455,741
Make whole expense with related party	-	23,776

Total other income (expenses)	(4,659,708)	243,032

Income (loss) before provision for income taxes	(5,010,101)	56,256

Provision for income taxes	-	-

Net income (loss)	$(5,010,101)	$56,256

Net Income (loss) per share:
Basic	$(0.32)	$0.01
Diluted	$(0.32)	$(0.01)
Weighted Average Shares Outstanding:
Basic	15,421,600	8,954,725
Diluted	15,421,600	24,264,416

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Revenue
Sales of products	$37,881	$878,798
Commissions on sales of products	93,212

Total revenue	131,093	878,798

Cost of goods sold	786	(650,598)

Gross Margin	131,879	228,200

Operating Expenses
Payroll	148,755	92,804
Consulting	42,297	22,000
Professional fees	29,750	59,427
General and administrative	79,137	80,514
Depreciation and amortization	1,059	194

Total Operating Expenses	300,998	254,939

Loss from operations	(169,119)	(26,739)

Other Income (expenses)
Gain (loss) on change in fair value of derivative liabilities	(4,182,689)	10,247
Gain on settlement of liability	5,441	455,741
Interest expense (including accretion of discounts on convertible debentures of $35,483 and $151,237, respectively)	(75,694)	(163,731)

Total other income (expenses)	(4,252,942)	302,257

Income (loss) before provision for income taxes	(4,422,061)	275,518

Provision for income taxes	-	-

Net income (loss)	$(4,422,061)	$275,518

Net Income (loss) per share:
Basic	$(0.23)	$0.03
Diluted	$(0.23)	$(0.00)
Weighted Average Shares Outstanding:
Basic	19,641,076	9,534,703
Diluted	19,641,076	24,844,394

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the six months ended June 30, 2019 and 2018 (Unaudited)

For the six months ended June 30, 2019:

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	10,305,014	$10,305	$2,934,580	$(6,234,076)	$(3,288,191)
Unaudited:
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	4,849,985	4,850	14,347	-	19,197
Issuance of common stock in satisfaction of equity compensation	-	-	-	-	6,368	-	6,368
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(588,040)	(588,040)
Balances at March 31, 2019	1,000,000	1,000	15,154,999	15,155	2,957,170	(6,822,116)	(3,848,791)
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	3,023,014	3,023	16,891	-	19,914
Issuance of common stock in satisfaction of equity compensation	-	-	4,245,064	4,245	6,473	-	10,718
Issuance of warrants for equity compensation					36,299		36,299
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(4,422,061)	(4,422,061)
Balances at June 30, 2019	1,000,000	$1,000	22,423,077	$22,423	$3,018,708	$(11,244,177)	$(8,202,046)

For the six months ended June 30, 2018:

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	500,000	$500	7,123,521	$7,124	$2,704,729	$(4,732,912)	$(2,020,559)
Unaudited:
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	849,916	850	29,954	-	30,084
Issuance of common stock in satisfaction of equity compensation	-	-	1,061,266	1,061	52,002	-	53,063
Issuance of restricted common stock in satisfaction of loan fees	-	-	500,000	500	24,500	-	25,000
Deferred equity compensation	-	-	-	-	1,750	-	1,750
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(219,262)	(219,262)
Balances at March 31, 2018	500,000	500	9,534,703	9,535	2,812,935	(4,952,174)	(2,129,204)
Issuance of common stock in satisfaction of loan fees	-	-	-	-	18,200	-	18,200
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net income for the three months ended June 30, 2018	-	-	-	-	-	275,518	275,518
Balances at June 30, 2018	500,000	$500	9,534,703	$9,535	$2,833,010	$(4,676,656)	$(1,833,611)

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss) for the period	$(5,010,101)	$56,256
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	92,127	247,711
Depreciation and amortization	2,110	339
Change in fair value of make whole expense with related party	–	(23,776)
Gain on settlement of liability	(5,440)	(455,741)
(Gain) loss on change in fair value of derivative liabilities	4,491,940	(20,391)
Share based compensation	17,086	56,689
Warrants issued for consulting services	36,298	–
Deferred equity compensation	3,750	–
Write off of intangible assets	1,690
Changes in operating assets and liabilities:
Accounts receivable	(101,035)	(157,393)
Prepaid expenses	(3,000)	5,000
Accounts payable and accrued liabilities	151,312	52,111
Due to related parties	181,250	–
Net cash provided by (used) from operating activities	(142,013)	(239,195)

INVESTING ACTIVITIES:
Acquisition of equipment	–	(3,898)
Net cash used by investing activities	–	(3,898)

FINANCING ACTIVITIES:
Proceeds from convertible debentures	184,000	500,000
Repayments of convertible debentures	–	(10,000)
Deferred financing fees paid	(6,000)	(6,000)
Net cash provided by (used in) financing activities	178,000	484,000

NET INCREASE (DECREASE) IN CASH	35,987	240,907

CASH, BEGINNING OF PERIOD	15,530	51,627

CASH, END OF PERIOD	$51,517	$292,534

Non-cash Investing and Financing Activities
Debt discount resulting from derivative liability	$577,379	$211,916
Reclassification of derivative liabilities upon conversion to equity	$27,904	$13,026
Shares issued for convertible debentures	$7,873	$17,777
Shares issued for loan fees	$–	$43,200

Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	$–	$–

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

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

Subsequent to the launch of Stealth Card, we have brought to market “911 Help Now”, a comprehensive emergency alert system designed to accompany a consumer’s lifestyle everywhere they travel while providing 24/7 emergency response 2-way voice communication activated by a “one touch” emergency button, packaged in a splash resistant, compact encasement, and powered by the convenience of AAA batteries. The emergency alert system can be used while performing any range of indoor or outdoor activities and by capitalizing on proprietary technology we are able to offer the 911 Help Now product for no recurring monthly charge.

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

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. The Company’s intention is to sell products other than the stealth cards, through the subsidiary. As of June 30, 2019, there has been minimal activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019, the Company has a working capital deficit of $8,153,782 and an accumulated deficit of $11,244,177. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of June 30, 2019, the Company’s accounts receivables were held in a legal reserve fund with International Marketing Group (“IMG”) as per the terms of the Vendor Agreement entered into by the Company and IMG on May 11, 2015. The funds held within the legal reserve were utilized to pay the settlement in the Life Alert case. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the six months ended June 30, 2019 and 2018, the Company incurred $379 and $0 in amortization expense, respectively.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2019, the 494,221,531 potential common shares underlying the convertible debentures using the if-converted method as of June 30, 2019 were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

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

Revenue Types

The Company has one main revenue source – the sale of hardware. Accordingly, the Company recognizes revenue from the sale of hardware when the customer obtains control of the hardware and the Company’s performance obligation is complete.

In the six months ended June 30, 2019, the Company also earned commission revenues under arrangements with vendors where the vendors (not the Company) are principals to referred customer transactions and are responsible for the production and delivery of the hardware to customers. Under these arrangements, the Company receives a percentage of revenue or price per unit for each product sold on air during Company productions.

Cost of Revenue

For the Company’s product sales, cost of revenue consists of inventory sold in each transaction. Shipping and handling costs are recorded as general and administrative costs.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Research and Developments Costs

Research and development costs are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. During the six months ended June 30, 2019 and 2018, the Company incurred $72,140 and $103,890 in advertising expenses, respectively.

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table represents assets and liabilities that are measured and recognized in fair value as of June 30, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(4,931,141)	(4,491,940)

Total	–	–	(4,931,141)	(4,491,940)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(198,105)	157,195

Total	–	–	(198,105)	157,195

As of June 30, 2019 and December 31, 2018, the Company had a derivative liability amount of $4,931,141 and $198,105, respectively, which was classified as a Level 3 financial instrument. For the six months ended June 30, 2019 and 2018, the Company had a gain (loss) on change in fair value of derivative liabilities of $(4,491,940) and $20,391, respectively.

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:

	June 30, 2019 (unaudited)	December 31, 2018
Amount due from affiliate of Home Shopping Network (“IMG”) held by IMG to satisfy amount due Life Alert Emergency Response, Inc. (“Life Alert”) pursuant to patent infringement legal action brought by Life Alert dated June 1, 2018. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.	$603,497	$502,462
Allowance for doubtful accounts	-	-

Net	$603,497	$502,462

On July 17, 2019, the Company entered into a Settlement Agreement with Life Alert and IMG pursuant to which the amount due from IMG was used to satisfy the terms of the Settlement Agreement. Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2019 (unaudited)	December 31, 2018
Equipment (3-year useful life)	5,600	5,600
Office furniture (5-year useful life)	8,120	8,120
Total	13,720	13,720
Accumulated depreciation	(3,878)	(2,147)

Net property and equipment	$9,842	$11,573

For the six months ended June 30, 2019 and 2018, depreciation of property and equipment was $1,731 and $339, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at:

	June 30, 2019 (unaudited)	December 31, 2018
Due vendors of products and other service providers	$929,911	$841,091
Amount accrued for litigation with Life Alert (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	570,851	570,851
Amount accrued for litigation with consultant (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	515,813	515,813
Amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	160,000	180,000
Accrued interest	184,139	125,468
Total	2,360,714	2,233,223
Less noncurrent portion of amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	(60,000)	(100,000)
Current portion of accounts payable and accrued liabilities	$2,300,714	$2,133,223

NOTE F – DUE TO RELATED PARTIES

Due to related parties (non-interest bearing, unsecured and due on demand) consists of the following at:

	June 30, 2019 (unaudited)	December 31, 2018
Due to Brian McFadden, Company Chief Executive Officer to September 16, 2019	$406,227	$281,227
Due to Timothy Cabrera, Company Chief Operating Officer to July 5, 2019	222,112	165,862
Total	$628,339	$447,089

For the six months ended June 30, 2019, the balance of due to related parties changed as follows:

	Due to Brian McFadden	Due to Timothy Cabrera	Total

Balance, December 31, 2018	$281,227	$165,862	$447,089
Compensation accrued pursuant to Employment Agreements (Please see NOTE M– COMMITMENTS AND CONTINGENCIES for further information.)	125,000	90,000	215,000
Payments	-	(33,750)	(33,750)
Balance June 30, 2019 (unaudited)	$406,227	$222,112	$628,339

NOTE G – LOAN PAYABLE

As of June 30, 2019 and December 31, 2018, the Company owes $120,000 and $120,000, respectively, in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - CONVERTIBLE DEBENTURES

Convertible debentures consist of:

	June 30, 2019 (unaudited)	December 31, 2018
Unsecured Convertible Promissory Notes payable to Armada Investment Fund, LLC (“Armada”), with interest at 10%-12% payable at maturity with principal (default interest rate at 24%); convertible into shares of common stock at a variable conversion price equal the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date February 11, 2019, maturity date of November 11, 2019- net of amounts converted into Stealth common stock and unamortized debt discount of $64,037 and $0 at June 30, 2019 and December 31, 2018, respectively	$18,738	$-
Issue date February 28, 2019, maturity date of November 28, 2019- net of unamortized debt discount of $40,572 and $0 at June 30, 2019 and December 31, 2018, respectively	14,428
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $21,868 and $0 at June 30, 2019 and December 31, 2018, respectively	132	-
Subtotal Armada	33,298	-
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
Issue date May 23, 2017, maturity date May 23, 2018 - net of amounts converted into Stealth common stock	52,550	52,550
Issue date February 23, 2018, maturity date February 23, 2019 -net of unamortized debt discount of $0 and $15,047 at June 30, 2019 and December 31, 2018, respectively	131,250	116,203
Subtotal Crossover	183,800	168,753
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
Issue date May 23, 2017, maturity date May 23, 2018 - net of amounts converted into Stealth common stock	48,430	56,420
Issue date February 20, 2018, maturity date February 20, 2019 -net of unamortized debt discount of $0 and $14,224 at June 30, 2019 and December 31, 2018, respectively	131,250	117,026
Subtotal LG	179,680	173,446
Unsecured Promissory Note payable to BHP Capital NY, Inc. (“BHP”), with interest at rates ranging from 8%-14% payable at maturity with principal (default interest rate of 24%); convertible into shares of common stock at a variable conversion price equal the lesser of (i) $0.002 per share or (ii) 50% multiplied by the lowest Trading Price (as defined below) for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date January 26, 2018, maturity date May 10, 2019 through forbearance- net of amounts converted into Stealth common stock	216,706	284,318
Issue date February 8, 2019, maturity date November 8, 2019- net of unamortized debt discount of $41,236 and $0 at June 30, 2019 and December 31, 2018, respectively	13,764	-
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $21,868 and $0 at June 30, 2019 and December 31, 2018, respectively	132	-
Subtotal BHP	230,602	284,318
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
Unsecured Promissory Note payable to Cicero Consulting Group, LLC (“Cicero”) in technical default, with interest at 14% payable one time; convertible into shares of common stock at a variable conversion price equal to 90% multiplied by the Market Price which is defined as the lowest Trading Price for the common stock during the 10 trading day period ending on the last complete trading day prior to the Conversion Date, but not to exceed $0.01 per share:
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
Unsecured Promissory Note payable to Christine Casale (“Casale”) in technical default, with interest at 0% payable at maturity with principal (default interest rate of 18%); convertible into shares of common stock at a fixed conversion price of $0.30 per share:
Issue date June 23, 2014, maturity date June 22, 2015- net of unamortized debt discount of $0 and $0 at June 30, 2019 and December 31, 2018, respectively	111,111	111,111
Subtotal Casale	111,111	111,111
Unsecured Promissory Note payable to Fourth Man, LLC (“Fourth”), with interest at 10% payable at maturity with principal (default interest rate of 24%); convertible into shares of common stock at a variable conversion price shall equal the lesser of (i) $0.002 per share, (ii) 50% multiplied by the lowest Trading Price for the Common Stock during the previous twenty (20) Trading Days before the Issue Date of this Note or (iii) 50% multiplied by the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
Issue date February 13, 2019, maturity date November 13, 2019- net of unamortized debt discount of $25,696 and $0 at June 30, 2019 and December 31, 2018, respectively	7,304
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $21,868 and $0 at June 30, 2019 and December 31, 2018, respectively	132	-
Subtotal Fourth	7,436	-
Total	$858,540	$970,241

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - CONVERTIBLE DEBENTURES (cont’d)

During the six months ended June 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
2/25/2019	$645	$-	$400	$1,045	$0.002	522,500	Armada
3/6/2019	975	236	-	1,211	0.0022	550,345	LG
3/7/2019	700	-	400	1,100	0.002	550,000	Armada
3/12/2019	1,070	264	-	1,334	0.0022	606,504	LG
3/15/2019	880	-	400	1,280	0.002	635,000	Armada
3/18/2019	-	1,409	-	1,409	0.002255	625,000	Crossover
3/21/2019	1,120	278	-	1,398	0.0022	635,636	LG
3/27/2019	-	1,425	210	1,635	0.002255	725,000	Crossover
5/29/2019	1,670	480	-	2,150	0.0022	977,418	LG
6/10/2019	1,650	481	-	2,131	0.0022	968,836	LG
6/24/2019	1,505	$449	-	1,954	0.001815	1,076,760	LG

	$10,215	$5,022	1,410	$16,647		7,872,999

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE I – DERIVATIVE LIABILITIES

The derivative liabilities at June 30, 2019 and December 31, 2018 consisted of:

	June 30, 2019 (unaudited)	December 31, 2018
Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	$974,352	$-
Convertible Promissory Notes payable to BHP Capital NY Inc. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	866,896	58,909
Convertible Promissory Notes payable to Crossover Capital Fund II, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	1,114,034	54,166
Convertible Promissory Notes payable to LG Capital Funding, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	1,058,284	54,808
Convertible Promissory Note payable to Fourth Man, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	330,127	-
Convertible Promissory Note payable to Cicero Consulting Group, LLC. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	129,414	3,310
Convertible Promissory Note payable to Michelle Pannoni. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	455,763	24,885
Convertible Promissory Note payable to Christine Casale. Please see NOTE H – CONVERTIBLE DEBENTURES for further information	2,271	2,027
Total derivative liability	$4,931,141	$198,105

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note H in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended June 30, 2019 and 2018, the Company recorded a gain (loss) on the change in fair value of derivative liability of $(4,491,940) and $20,391, respectively. As of June 30, 2019 and December 31, 2018, the Company had derivative liabilities of $4,931,141 and $198,105, respectively.

The following inputs and assumptions were used to value the derivative liabilities of the convertible debentures outstanding during the six months ended June 30, 2019:

●	The stock price for the valuation of the derivative instruments at June 30, 2019 was $0.0101 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default;
●	The projected annual volatility for each valuation period based on the historic volatility of the Company 410.69% - 500.12%;
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%;
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2018:

●	The stock price for the valuation of the derivative instruments at December 31, 2018 was $0.0040 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
●	The projected annual volatility for each valuation period based on the historic volatility of the Company 273.8% - 485.4%
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE J – RELATED PARTY TRANSACTIONS

As of June 30, 2019 and December 31, 2018, the Company owed $406,227 and $281,227, respectively, to the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As of June 30, 2019 and December 31, 2018, the Company owed $222,112 and $165,862, respectively, to the former Chief Operating Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

During the six months ended June 30, 2019 and 2018, the Company incurred payroll expense of $293,500 and $178,378, respectively to management and officers of the Company.

As of June 30, 2019 and December 31, 2018, the Company was owed $413 and $413, respectively, from the company owned by the mother of the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense.

On April 9, 2018, the Company entered into an agreement pursuant to which the Company will repurchase 372,137 common shares held by a former significant shareholder in exchange for the Company’s intangible assets. The agreement also released the Company of all obligations and liabilities to the significant shareholder, including the shareholder’s right to acquire 30% of the Company’s outstanding common stock, leading to a $455,741 gain on settlement of liability in the three months ended June 30, 2018.

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

For the six months ended June 30, 2019 and 2018 (Unaudited)

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

The Company is authorized to issue 500,000,000 shares of its Preferred stock, par value $0.001. At June 30, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

Common Stock

For the Six Months Ended June 30, 2109

On February 25, 2019, the Company issued 522,500 common shares for the conversion of $645 principal and $400 in fees against a convertible debenture held by Armada Investment Fund, LLC.

On March 6, 2019, the Company issued 550,345 common shares for the conversion of $975 principal and $236 of accrued interest against a convertible debenture held by LG Capital Funding, LLC.

On March 7, 2019, the Company issued 550,000 common shares for the conversion of $700 principal against a convertible debenture held by Armada Investment Fund, LLC.

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

On April 10, 2019, the Company issued 4,245,064 common shares to its former Chief Operating Officer, Timothy Cabrera, for compensation for serving as the Company’s Chief Operating Officer during the quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019.

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

The Company is authorized to issue 750,000,000 shares of its Common stock, par value $0.001. At June 30, 2019 and December 31, 2018, there are 22,423,077 and 10,305,014 shares issued and outstanding, respectively.

Warrants

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2018	-	2,400,000	2,400,000
Warrants (exercisable at $0.008 per share) issued to BHP Capital NY Inc. in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Warrants (exercisable at $0.008 per share) issued to Armada Investment Fund, LLC. in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Warrants (exercisable at $0.008 per share) issued to Fourth Man, LLC in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Balance, June 30, 2019	-	10,650,000	10,650,000

As of June 30, 2019, the Company has four warrants issued and outstanding granting the holders the right to purchase up to a total of 10,650,000 shares of its common stock.

The following table summarizes information about warrants outstanding as of June 30, 2019:

Number Outstanding
At June 30, 2019	Exercise Price	Expiration Date

2,400,000	0.08	August 13, 2023
8,250,000	0.008	June 12, 2024
10,650,000

NOTE L – REVENUE CONCENTRATION

For the six months ended June 30, 2019 and 2018, the Company had two products that accounted for 95% and 100% of gross revenue, respectively, and had one customer, a third-party logistics company, which accounted for 34% and 99% of gross revenue, respectively, and which accounted for 100% and 100% of the Company’s accounts receivable at June 30, 2019 and December 31, 2018, respectively.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE M – COMMITMENTS AND CONTINGENCIES

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

On February 1, 2018, the Company appointed Cabrera to the Board of Directors. As compensation for services to be rendered, the Company issued 750,000 common shares, which vest quarterly over a three-year period. During the six months ended June 30, 2019 and 2018, $1,875 and $1,250 of expense has been recorded, respectively.

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

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At June 30, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff”) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company (“HSNi”), HSN, Inc., a Delaware corporation (“HSN”) and International Marketing Group, Inc., a Missouri corporation (“IMG”, and together with the Company, HSNi and HSN the “Defendants”) in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495. On July 17, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company, Life Alert, HSNi, HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the “Dismissals”). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement. As at June 30, 2019, the Company had accrued $570,851 for settlement and related expenses.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE N – SUBSEQUENT EVENTS

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019 and 2018 (Unaudited)

NOTE N– SUBSEQUENT EVENTS (cont’d)

On July 18, 2019 (the “Issuance Date”), the Company issued a convertible promissory note (the “Note”) in the principal amount of One Hundred Fifty Three Thousand dollars (USD $153,000) (the “Principal Amount”) to an entity (“Investor”) controlled by Brian McFadden, the Company’s President and Chief Executive Officer and Tim Cabrera, a member of the Board of Directors of the Company. The Investor advanced the Principal Amount to the Company in connection with Settlement Agreement and Reconciliation Agreement. The Note accrues interest at a rate of 5% per annum and may be prepaid without penalty. Upon six (6) months from the Issuance Date, the Investor has the right to convert the Note into shares of the Company’s common stock at a price per share of $0.05.

On July 19, 2019, the Company entered into a Reconciliation and Settlement Agreement (the “Reconciliation Agreement”) by and between IMG and Stealth Technologies Inc., a Florida corporation and wholly owned subsidiary of the Company (“Stealth Tech”), Atlas Direct, LLC (“Atlas”, and together with the Company and Stealth Tech, “Stealth”) and the Company whereby IMG is to pay Stealth the Unliquidated Return Reserve Balance (as defined in the Reconciliation Agreement) within twenty (20) days of the Reconciliation Agreement. Stealth shall also pay One Hundred Fifty Thousand dollars (USD $150,000) as contribution for the subsequent payment to be made in the Settlement Agreement. The Company also agreed to customary releases as further contained in the Settlement Agreement.

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

For the six months ended June 30, 2019 and 2018 (Unaudited)

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

On September 16, 2019, the Company’s Board of Directors elected Alexander J. Clair as a director of Stealth Technologies, Inc.

On September 16, 2019, Brian McFadden submitted his resignation from his position as Chief Executive Officer with the Company, to the Company’s Board, effective at 11:59 pm September 16, 2019. Mr. McFadden will continue to serve as a member of the Board and will work as a consultant with the Company to manage the Company’s DRTV operations. Effective upon the resignation of Mr. McFadden as the Company’s Chief Executive Officer, the Company’s Board appointed Alexander J. Clair to serve as the Chief Executive Officer of the Company. Mr. Clair will assume the additional roles of Principal Financial Officer and Secretary.

On September 16, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with each of Armada Investment Fund, LLC and BHP Capital NY Inc. (collectively, the “Investors”) wherein the Company issued each of the Investors a Convertible Promissory Note (the “Notes”) in the amount of $18,000 for a total of $36,000. The Notes have a term of nine (9) months are due on June 16, 2020 and bear interest at 12% annually. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.005 for a term of 5-years. The transactions closed on September 17, 2019. In addition, 30,000,000 shares of the Company’s common stock have been reserved at Action Stock Transfer Corporation, our transfer agent, for possible issuance upon the conversion of the Notes into shares of our common stock.

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

On October 15, 2019, the Company issued 4,402,858 common shares for the conversion of $3,210 principal, $511 in interest charges and $105.00 in fees against a convertible note held by LG Capital Funding, LLC.

On October 18, 2019, the Company issued 4,350,000 common shares for the conversion of $2,646 principal, $108 in interest charges and $205 in fees against a convertible note held by Crossover Capital Funding II, LLC.

On November 1, 2019, the Company issued 4,849,404 common shares for the conversion of $3,510 principal and $1,291 in interest charges against a convertible note held by LG Capital Funding, LLC.

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

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. As of June 30, 2019, there has been minimal activity within the subsidiary.

Current Business

On February 6, 2019, the Company entered into a Forbearance Agreement (the “Agreement”) with BHP Capital NY Inc., whereby the Company agreed to increase the principal balance of the Amended and Restated Convertible Promissory Note dated August 13, 2018 to $301,706.

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

Results of Operations

For the Six Months Ended June 30, 2019 and 2018

Our results of operations for the six months ended June 30, 2019 and 2018 are summarized below:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$371,228	$1,795,609
Cost of Sales	$(85,962)	$(1,410,871)
Total operating expenses	$635,659	$571,514
Loss from operations	$(350,393)	$(186,776)
Net income (loss)	$(5,010,101)	$56,256

For the six months ended June 30, 2019 revenues decreased by approximately $1,424,381, or 79.33%, as compared to the six months ended June 30, 2018 due to the ongoing lawsuit with Life Alert Emergency Response, Inc. Revenue generated by the Company during the six months ended June 30, 2019 was held in a legal fund at International Marketing Group for future legal and settlement payments to be made. Please see ITEM 1. LEGAL PROCEEDINGS for further information.

For the six months ended June 30, 2019, cost of sales decreased by approximately $1,324,909 or 93.919%, as compared to the six months ended June 30, 2018. Cost of sales decreased due to lower product shipment.

For the six months ended June 30, 2019, gross profit amounted to $285,266 as compared to $384,738 in the six months ended June 30, 2018, amounting to a decrease of $99,472, or 25.85%. For the six months ended June 30, 2019 and 2018, gross profit margins were at 76.84% and 21.43%, respectively. Gross Margins were increased due to lower cost of goods sold.

For the six months ended June 30, 2019 and 2018, we incurred operating expenses of $635,659 and $571,514, respectively, and a net income (loss) of $(5,010,101) and $56,256, respectively. The operating expenses are costs related to amortization, general and administrative, payroll and professional fees. Operating expenses increased by approximately $64,145 or 11.22%.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash Flows
Net cash used in operating activities	$(142,013)	$(239,195)
Net cash used in investing activities	$–	$(3,898)
Net cash provided by financing activities	$178,000	$484,000
Net change in cash	$35,987	$240,097

Operating Activities

For the Six Months Ended June 30, 2019 and 2018

Cash provided by operating activities for the six months ended June 30, 2019 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $142,013 consisted of a net loss of $(5,010,101). The net loss was offset by accretion of discount on convertible notes of $92,127, amortization of equipment of $2,110, share based compensation of $17,086 and change in fair value of derivative liabilities of $4,491,940.

Cash used in operating activities for the six months ended June 30, 2018 consisted of net income as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net income to net cash used in operating activities. Cash used in operating activities of $239,195 consisted of net income of $56,256. The net loss was offset by accretion of discount on convertible notes of $247,711, amortization of intangible assets of $339, change in fair value of make whole expense with related party of $23,776, gain on change in fair value of derivative liabilities of $20,391, gain on settlement of liability of $455,741 and share based compensation of $56,689.

Investing Activities

For the Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018 we used cash flow from investing activities of $- and $(3,898), respectively.

Financing Activities

For the Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018 net cash provided by financing activities was $178,000 and $484,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At June 30, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

On June 1, 2018, Life Alert Emergency Response, Inc. a California corporation, (“Life Alert”, “Plaintiff”) filed a complaint against the Company, HSNi, LLC, a Delaware limited liability company (“HSNi”), HSN, Inc., a Delaware corporation (“HSN”) and International Marketing Group, Inc., a Missouri corporation (“IMG”, and together with the Company, HSNi and HSN the “Defendants”) in the United States District Court for the State of Delaware, for infringement of U.S. Patent Nos. D753,089 (“the ‘089 Patent”) and D800,085 (“the ‘085 Patent”) (collectively, the “Asserted Patents”) and U.S. Copyright Registration No. TX 8-437-495. On July 17, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company, Life Alert, HSNi, HSN and IMG pursuant to which Life Alert dismissed with prejudice all pending claims against the Defendants in Delaware Court and Missouri Court (the “Dismissals”). In consideration for the Dismissals, the Defendants jointly and severally agreed to pay Life Alert Five Hundred Thousand dollars (USD $500,000) no later than July 22, 2019. Payment was made by the Company on July 19, 2019. The Company also agreed to customary releases as further contained in the Settlement Agreement. As at June 30, 2019, the Company had accrued $570,851 for settlement and related expenses.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

During the quarter ended June 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock	10-K	08/30/2019	3.11
3.12	Amended Articles of Incorporation- March 10, 2018	10-K	08/30/2019	3.12
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019	10-K	08/30/2019	10.5
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019	10-K	08/30/2019	10.6
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.7
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.8
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018	10-K	08/30/2019	10.19
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019	10-K	08/30/2019	10.20
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019	10-K	08/30/2019	10.21
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.22
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.23
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019	10-K	08/30/2019	10.24
10.25	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated January 26, 2018	10-K	08/30/2019	10.25
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018	10-K	08/30/2019	10.26
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018	10-K	08/30/2019	10.27
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019	10-K	08/30/2019	10.28
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019	10-K	08/30/2019	10.29
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018	10-K	08/30/2019	10.30
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018	10-K	08/30/2019	10.31
10.32	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.1
10.33	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.2
10.34	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.3
10.35	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.4
10.36	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.5
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stealth Technologies, Inc.

Date: November 15, 2019	By:	/s/ Alexander J. Clair
Alexander J. Clair
Chief Executive Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock	10-K	08/30/2019	3.11
3.12	Amended Articles of Incorporation- March 10, 2018	10-K	08/30/2019	3.12
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019	10-K	08/30/2019	10.5
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019	10-K	08/30/2019	10.6
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.7
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.8
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018	10-K	08/30/2019	10.19
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019	10-K	08/30/2019	10.20
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019	10-K	08/30/2019	10.21
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.22
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.23
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019	10-K	08/30/2019	10.24
10.25	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated January 26, 2018	10-K	08/30/2019	10.25
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018	10-K	08/30/2019	10.26
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018	10-K	08/30/2019	10.27
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019	10-K	08/30/2019	10.28
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019	10-K	08/30/2019	10.29
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018	10-K	08/30/2019	10.30
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018	10-K	08/30/2019	10.31
10.32	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.1
10.33	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.2
10.34	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.3
10.35	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.4
10.36	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.5
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X