Form 10-Q
period 2019-09-30
STEALTH TECHNOLOGIES, INC.
filed 2019-11-27
CIK 1496818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

As of November 26, 2019, there were 101,672,059 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$45,711	$15,530
Accounts receivable	-	502,462
Prepaid expenses	25,438	26,938

Total Current Assets	71,149	544,930

Property and equipment, net	8,962	11,573
Intangible assets, net	1,704	3,963

Total Assets	$81,815	$560,466

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$1,676,548	$2,133,223
Accrued compensation and loans payable, related parties	700,422	447,089
Loan payable	120,000	120,000
Convertible debentures, net of unamortized discount of $190,447 and $29,271, respectively	915,710	850,240
Convertible debenture, related party	153,000	-
Derivative liabilities	4,717,220	198,105

Total Current Liabilities	8,282,900	3,748,657

Noncurrent portion of accounts payable and accrued expenses	40,000	100,000

Total Liabilities	8,322,900	3,848,657

STOCKHOLDERS’ DEFICIT

Preferred Stock:
Authorized: 500,000,000 preferred shares with a par value of $0.001 per share issued and outstanding: 1,000,000 and 1,000,000 preferred shares, respectively	1,000	1,000

Common Stock:
Authorized: 750,000,000 common shares with a par value of $0.001 per share issued and outstanding: 83,870,272 and 10,305,014 common shares, respectively	83,870	10,305

Additional paid-in capital	3,334,703	2,934,580
Accumulated deficit	(11,660,658)	(6,234,076)

Total Stockholders’ Deficit	8,241,085	(3,288,191)

Total Liabilities and Stockholders’ Deficit	$81,815	$560,466

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue
Sales of products	$217,301	$2,144,820
Commissions on sales of products	215,160	-

Total revenue	432,461	2,144,820

Cost of goods sold	(79,181)	(1,720,907)

Gross Margin	353,280	423,913

Operating Expenses
Payroll	423,226	283,334
Consulting	174,297	22,000
Professional fees	270,123	234,667
General and administrative	189,202	374,805
Depreciation and amortization	3,179	951

Total Operating Expenses	1,060,027	915,767

Loss from operations	(706,747)	(491,854)

Other Income (expenses)
Loss on change in fair value of derivative liabilities	(4,477,785)	(5,087)
Interest expense (including accretion of discounts on convertible debentures of $174,824 and $337,627, respectively)	(301,452)	(359,868)
Gain on settlement of liability	59,402	455,741
Make whole expense with related party	-	23,776

Total other income (expenses)	(4,719,835)	114,562

Income (loss) before provision for income taxes	(5,426,582)	(377,292)

Provision for income taxes	-	-

Net income (loss)	$(5,426,582)	$(377,292)

Net Income (loss) per share:
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.01)

Weighted Average Shares Outstanding:
Basic	26,405,817	9,214,043
Diluted	26,405,817	48,396,465

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue
Sales of products	$40,098	$349,211
Commissions on sales of products	21,135
Total revenue	61,233	349,211

Cost of goods sold	6,781	(310,036)

Gross Margin	68,014	(39,175)

Operating Expenses
Payroll	102,545	104,956
Consulting	132,000	-
Professional fees	152,945	79,144
General and administrative	35,809	159,541
Depreciation and amortization	1,069	612

Total Operating Expenses	424,368	344,253

Loss from operations	(356,354)	(305,078)

Other Income (expenses)
Gain (loss) on change in fair value of derivative liabilities	14,155	(25,478)
Gain on settlement of liability	53,961	-
Interest expense (including accretion of discounts on convertible debentures of $82,697 and $89,916, respectively)	(128,243)	(102,992)

Total other income (expenses)	(60,127)	(128,470)

Income (loss) before provision for income taxes	(416,481)	(433,548)

Provision for income taxes	-	-

Net income (loss)	$(416,481)	$(433,548)

Net Income (loss) per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding
Basic	48,016,069	9,721,402
Diluted	48,016,069	48,920,977

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the three and nine months ended September 30, 2019 and 2018 (Unaudited)

For the nine months ended September 30, 2019:

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	10,305,014	$10,305	$2,934,580	$(6,234,076)	$(3,288,191)
Unaudited:
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	4,849,985	4,850	14,347	-	19,197
Issuance of common stock in satisfaction of equity compensation	-	-	-	-	6,368	-	6,368
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(588,040)	(588,040)
Balances at March 31, 2019	1,000,000	1,000	15,154,999	15,155	2,957,170	(6,822,116)	(3,848,791)
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	3,023,014	3,023	16,891	-	19,914
Issuance of common stock in satisfaction of equity compensation	-	-	4,245,064	4,245	6,473	-	10,718
Issuance of warrants for equity compensation					36,299		36,299
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(4,422,061)	(4,422,061)
Balances at June 30, 2019	1,000,000	1,000	22,423,077	22,423	3,018,708	(11,244,177)	(8,202,046)
Issuance of common stock in satisfaction of convertible debt, accrued interest and fees	-	-	36,385,929	36,386	205,581	-	241,967
Issuance of common stock in satisfaction of consulting compensation	-	-	20,000,000	20,000	100,000	-	120,000
Issuance of common stock in satisfaction of directors’ compensation			4,000,000	4,000	9,600	-	13,600
Deferred equity compensation	-	-	1,061,266	1,061	814	-	1,875
Net loss for the three months ended September 30, 2019	-	-				(416,481)	(416,481)
Balances at September 30, 2019	1,000,000	$1,000	83,870,272	$83,870	$3,334,703	$(11,660,658)	$(8,241,085)

For the nine months ended September 30, 2018:

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	500,000	$500	7,123,521	$7,124	$2,704,729	$(4,732,912)	$(2,020,559)
Unaudited:
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	849,916	850	29,954	-	30,804
Issuance of common stock in satisfaction of equity compensation	-	-	1,061,266	1,061	52,002	-	53,063
Issuance of restricted common stock in satisfaction of loan fees	-	-	500,000	500	24,500	-	25,000
Deferred equity compensation	-	-	-	-	1,750	-	1,750
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(219,262)	(219,262)
Balances at March 31, 2018	500,000	500	9,534,703	9,535	2,812,935	(4,952,174)	(2,129,204)
Issuance of common stock in satisfaction of loan fees	-	-			18,200	-	18,200
Deferred equity compensation	-	-	-	-	1,875	-	1,875
Net income for the three months ended June 30, 2018	-	-	-	-	-	275,518	275,518
Balances at June 30, 2018	500,000	500	9,534,703	9,535	2,833,010	(4,676,656)	(1,833,611)
Issuance of preferred stock in satisfaction of equity compensation	500,000	500	-	-	-	-	500
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	442,448	443	1,977	-	2,420
Issuance of common stock in satisfaction of loan fees	-	-	700,000	700	93,101	-	93,801
Net income for the three months ended September 30, 2018	-	-	-	-	-	(433,548)	(433,548)
Balances at September 30, 2018	1,000,000	$1,000	10,677,151	$10,678	$2,928,088	$(5,110,204)	$(2,170,438)

STEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss) for the period	$(5,426,582)	$(377,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	174,823	337,627
Depreciation and amortization	3,180	951
Change in fair value of make whole expense with related party	–	(455,741)
Gain on settlement of liability	(32,638)	(23,776)
Loss on change in fair value of derivative liabilities	4,477,785	5,087
Share based compensation	17,086	143,466
Warrants issued for consulting services	36,298	–
Deferred equity compensation	5,625	–
Write off of intangible assets	1,690	–
Shares issued for consulting services	120,000	–
Shares issued for director’s compensation	13,600	–
Changes in operating assets and liabilities:
Accounts receivable	502,462	90,631
Prepaid expenses	1,500	7,500
Accounts payable and accrued liabilities	(478,981)	(65,119)
Accrued compensation and loans payable, related parties	253,333	–
Net cash used by operating activities	(330,819)	(336,666)

INVESTING ACTIVITIES:
Acquisition of equipment	–	(9,500)
Net cash used by investing activities	–	(9,500)

FINANCING ACTIVITIES:
Proceeds from convertible debentures	214,000	500,000
Repayments of convertible debentures	–	(10,000)
Proceeds from convertible debenture to related party	153,000	–
Deferred financing fees paid	(6,000)	(6,000)
Net cash provided by financing activities	361,000	484,000

NET INCREASE IN CASH	30,181	137,834

CASH, BEGINNING OF PERIOD	15,530	51,627

CASH, END OF PERIOD	$45,711	$189,461

Non-cash Investing and Financing Activities
Debt discount resulting from derivative liability	$707,186	$211,916
Reclassification of derivative liabilities upon conversion to equity	$(258,194)	$13,985
Shares issued for convertible debentures	$44,260	$19,237
Shares issued for loan fees	$–	$50,725

Supplemental Disclosures
Interest paid	$–	$35,000
Income tax paid	$–	$–

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. The Company’s intention is to sell products other than the stealth cards, through the subsidiary. As of September 30, 2019, there has been minimal activity within the subsidiary.

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company has a working capital deficit of $8,211,751 and an accumulated deficit of $11,660,658. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represents amounts owed from customers for contracting employees and from consulting services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of June 30, 2019, the Company’s accounts receivables were held in a legal reserve fund with International Marketing Group (“IMG”) as per the terms of the Vendor Agreement entered into by the Company and IMG on May 11, 2015. The funds held within the legal reserve were utilized to pay the settlement in the Life Alert case. Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of customer accounts acquired with a useful life of three years and amortized straight line over three years and patent and trademark development costs, which are currently being developed and has not been placed in use. During the nine months ended September 30, 2019 and 2018, the Company incurred $568 and $0 in amortization expense, respectively.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2019, the 727,572,093 potential common shares underlying the convertible debentures using the if-converted method as of September 30, 2019 were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

In the nine months ended September 30, 2019, the Company also earned commission revenues under arrangements with vendors where the vendors (not the Company) are principals to referred customer transactions and are responsible for the production and delivery of the hardware to customers. Under these arrangements, the Company receives a percentage of revenue or price per unit for each product sold on air during Company productions.

Cost of Revenue

For the Company’s product sales, cost of revenue consists of inventory sold in each transaction. Shipping and handling costs are recorded as general and administrative costs.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Research and Developments Costs

Research and development costs are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. During the nine months ended September 30, 2019 and 2018, the Company incurred $81,313 and $103,890 in advertising expenses, respectively.

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table represents assets and liabilities that are measured and recognized in fair value as of September 30, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(4,717,220)	(4,477,785)

Total	–	–	(4,717,220)	(4,477,785)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(198,105)	157,195

Total	–	–	(198,105)	157,195

As of September 30, 2019 and December 31, 2018, the Company had a derivative liability amount of $4,717,220 and $198,105, respectively, which was classified as a Level 3 financial instrument. For the nine months ended September 30, 2019 and 2018, the Company had a gain (loss) on change in fair value of derivative liabilities of $(4,477,785) and $(5,087), respectively.

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:

	September 30, 2019 (unaudited)	December 31, 2018
Amount due from affiliate of Home Shopping Network (“IMG”) held by IMG to satisfy amount due Life Alert Emergency Response, Inc. (“Life Alert”) pursuant to patent infringement legal action brought by Life Alert dated June 1, 2018. Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.	$-	$502,462
Allowance for doubtful accounts	-	-

Net	$-	$502,462

On July 17, 2019, the Company entered into a Settlement Agreement with Life Alert and IMG pursuant to which the amount due from IMG was used to satisfy the terms of the Settlement Agreement. Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2019 (unaudited)	December 31, 2018
Equipment (3-year useful life)	5,600	5,600
Office furniture (5-year useful life)	8,120	8,120
Total	13,720	13,720
Accumulated depreciation	(4,758)	(2,147)

Net property and equipment	$8,962	$11,573

For the nine months ended September 30, 2019 and 2018, depreciation of property and equipment was $2,611 and $339, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at:

	September 30, 2019 (unaudited)	December 31, 2018
Due vendors of products and other service providers	$851,274	$841,091
Amount accrued for litigation with Life Alert (Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.)	-	570,851
Amount accrued for litigation with consultant (Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.)	515,813	515,813
Amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.)	133,333	180,000
Accrued interest	216,128	125,468
Total	1,716,548	2,233,223
Less noncurrent portion of amount due pursuant to June 25, 2018 settlement of false advertisements lawsuit (Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.)	(40,000)	(100,000)
Current portion of accounts payable and accrued liabilities	$1,676,548	$2,133,223

NOTE F – ACCRUED COMPENSATION AND LOANS PAYABLE TO RELATED PARTIES

Accrued compensation and loans payable to related parties (non-interest bearing, unsecured and due on demand) consists of the following at:

	September 30, 2019 (unaudited)	December 31, 2018
Due to Brian McFadden, Company Chief Executive Officer to September 16, 2019	$478,310	$281,227
Due to Timothy Cabrera, Company Chief Operating Officer to July 5, 2019	222,112	165,862
Total	$700,422	$447,089

For the nine months ended September 30, 2019, the balance of due to related parties changed as follows:

	Due to Brian McFadden	Due to Timothy Cabrera	Total

Balance, December 31, 2018	$281,227	$165,862	$447,089
Compensation accrued pursuant to Employment Agreements (Please see NOTE N– COMMITMENTS AND CONTINGENCIES for further information.)	177,083	90,000	267,083
Reimbursement for payments made on behalf of the Company	20,000	-	20,000
Payments	-	(33,750)	(33,750)
Balance September 30, 2019 (unaudited)	$478,310	$222,112	$700,422

NOTE G – LOAN PAYABLE

As of September 30, 2019 and December 31, 2018, the Company owes $120,000 and $120,000, respectively, in a loan payable to a non-related party. The loan is unsecured, bears interest at 10% per annum, and is due on demand.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE H - CONVERTIBLE DEBENTURES

Convertible debentures consist of:

	September 30, 2019 (unaudited)	December 31, 2018
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
Issue date February 11, 2019, maturity date of November 11, 2019- net of amounts converted into Stealth common stock and unamortized debt discount of $32,473 and $0 at September 30, 2019 and December 31, 2018, respectively	$50,302	$-
Issue date February 28, 2019, maturity date of November 28, 2019- net of unamortized debt discount of $23,295 and $0 at September 30, 2019 and December 31, 2018, respectively	31,705	-
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $20,656 and $0 at September 30, 2019 and December 31, 2018, respectively	1,344	-
Issue date September 16, 2019, maturity date of June 16, 2020- net of unamortized debt discount of $17,917 and $0 at September 30, 2019 and December 31, 2018, respectively	83	-
Subtotal Armada	83,434	-
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
Issue date May 23, 2017, maturity date May 23, 2018 – net of amounts converted into Stealth common stock	48,433	52,550
Issue date February 23, 2018, maturity date February 23, 2019 -net of unamortized debt discount of $0 and $15,047 at September 30, 2019 and December 31, 2018, respectively	131,250	116,203
Subtotal Crossover	179,683	168,753
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
Issue date May 23, 2017, maturity date May 23, 2018 – net of amounts converted into Stealth common stock	27,020	56,420
Issue date February 20, 2018, maturity date February 20, 2019 -net of unamortized debt discount of $0 and $14,224 at September 30, 2019 and December 31, 2018, respectively	131,250	117,026
Subtotal LG	158,270	173,446
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
Issue date January 26, 2018, maturity date May 10, 2019 through forbearance- net of amounts converted into Stealth common stock	216,705	284,317
Issue date February 8, 2019, maturity date November 8, 2019- net of unamortized debt discount of $22,680 and $0 at September 30, 2019 and December 31, 2018, respectively	32,320	-
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $20,790 and $0 at September 30, 2019 and December 31, 2018, respectively	1,210	-
Issue date September 16, 2019, maturity date of June 16, 2020- net of unamortized debt discount of $17,917 and $0 at September 30, 2019 and December 31, 2018, respectively	83	-
Subtotal BHP	250,318	284,317
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
Issue date June 23, 2014, maturity date June 22, 2015 – net of amounts converted into Stealth common stock	12,613	12,613
Subtotal Cicero	12,613	12,613
Unsecured Promissory Note payable to Christine Casale (“Casale”) in technical default, with interest at 0% payable at maturity with principal (default interest rate of 18%); convertible into shares of common stock at a fixed conversion price of $0.30 per share:
Issue date June 23, 2014, maturity date June 22, 2015- net of unamortized debt discount of $0 and $0 at September 30, 2019 and December 31, 2018, respectively	111,111	111,111
Subtotal Casale	111,111	111,111
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
Issue date February 13, 2019, maturity date November 13, 2019- net of unamortized debt discount of $13,929 and $0 at September 30, 2019 and December 31, 2018, respectively	19,071
Issue date June 12, 2019, maturity date of March 12, 2020- net of unamortized debt discount of $20,790 and $0 at September 30, 2019 and December 31, 2018, respectively	1,210	-
Subtotal Fourth	20,281	-
Total	$915,710	$850,240

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE H - CONVERTIBLE DEBENTURES (cont’d)

During the nine months ended September 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
2/25/2019	$645	$-	$400	$1,045	$0.002	522,500	Armada
3/6/2019	975	236	-	1,211	0.0022	550,345	LG
3/7/2019	700	-	400	1,100	0.002	550,000	Armada
3/12/2019	1,070	264	-	1,334	0.0022	606,504	LG
3/15/2019	880	-	400	1,280	0.002	635,000	Armada
3/18/2019	-	1,409	-	1,409	0.002255	625,000	Crossover
3/21/2019	1,120	278	-	1,398	0.0022	635,636	LG
3/27/2019	-	1,425	210	1,635	0.002255	725,000	Crossover
5/29/2019	1,670	480	-	2,150	0.0022	977,418	LG
6/10/2019	1,650	481	-	2,131	0.0022	968,836	LG
6/24/2019	1,505	449	-	1,954	0.001815	1,076,760	LG
7/8/2019	1,570	479	-	2,049	0.001815	1,129,118	LG
7/16/2019	2,330	724	-	3,054	0.001815	1,682,374	LG
7/29/2019	2,440	773	-	3,213	0.001815	1,770,198	LG
8/9/2019	2,000	648	-	2,648	0.00143	1,851,825	LG
8/14/2019	2,370	778	-	3,148	0.00143	2,201,314	LG
8/22/2019	-	3,003	-	3,003	0.00143	2,100,000	Crossover
8/30/2019	1,590	533	-	2,123	0.00088	2,412,079	LG
9/4/2019	-	2,057	55	2,112	0.00088	2,400,000	Crossover
9/10/2019	2,070	702	-	2,772	0.00088	3,150,045	LG
9/23/2019	2,170	751	-	2,921	0.00088	3,318,909	LG
9/23/2019	1,550	1,229	55	2,904	0.00088	3,300,000	Crossover
9/24/2019	2,380	832	-	3,212	0.00088	3,649,954	LG
9/27/2019	2,490	872	-	3,362	0.00088	3,820,113	LG
9/27/2019	2,567	$108	205	2,880	0.00088	3,600,000	Crossover

	$35,742	$18,511	1,725	$56,048		44,258,928

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE I – CONVERTIBLE DEBENTURE, RELATED PARTY

Convertible debenture due to related party consist of:

	September 30, 2019 (unaudited)	December 31, 2018
Unsecured Promissory Note payable to an entity controlled by the Company’s former Chief Executive Officer and former Chief Operating Officer- Issue date of July 18, 2019, maturity date of July 18, 2020 with interest at 5% payable at maturity with principal; convertible into shares of common stock at a fixed conversion price of $0.05.	$153,000	$-
Total	$153,000	$-

NOTE J – DERIVATIVE LIABILITIES

The derivative liabilities at September 30, 2019 and December 31, 2018 consisted of:

	September 30, 2019 (unaudited)	December 31, 2018
Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	$816,257	$-
Convertible Promissory Notes payable to BHP Capital NY Inc. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	1,684,403	58,909
Convertible Promissory Notes payable to Crossover Capital Fund II, LLC. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	894,033	54,166
Convertible Promissory Notes payable to LG Capital Funding, LLC. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	795,777	54,808
Convertible Promissory Note payable to Fourth Man, LLC. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	245,422	-
Convertible Promissory Note payable to Cicero Consulting Group, LLC. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	60,602	3,310
Convertible Promissory Note payable to Michelle Pannoni. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	219,681	24,885
Convertible Promissory Note payable to Christine Casale. Please see NOTE H - CONVERTIBLE DEBENTURES for further information	1,045	2,027
Total derivative liability	$4,717,220	$198,105

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note H in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended September 30, 2019 and 2018, the Company recorded a loss on the change in fair value of derivative liability of $4,477,785 and $5,087, respectively. As of September 30, 2019 and December 31, 2018, the Company had derivative liabilities of $4,717,220 and $198,105, respectively.

The following inputs and assumptions were used to value the derivative liabilities of the convertible debentures outstanding during the nine months ended September 30, 2019:

●	The stock price for the valuation of the derivative instruments at September 30, 2019 was $0.0069 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default;
●	The projected annual volatility for each valuation period based on the historic volatility of the Company 97.2% - 689%;
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%;
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2018:

●	The stock price for the valuation of the derivative instruments at December 31, 2018 was $0.0040 per share of common stock.
●	The debtholder would automatically convert note at maturity if the registration was effective and the Company is not in default.
●	The projected annual volatility for each valuation period based on the historic volatility of the Company 273.8% - 485.4%
●	The debtholder would redeem (with penalties of 0% to 50% depending on the date and full-partial redemption) based on availability of alternative financing of 95%.
●	Capital raising events of $100,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.015 (rounded) for the convertible debentures.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE K – RELATED PARTY TRANSACTIONS

As of September 30, 2019 and December 31, 2018, the Company owed $478,310 and $281,227, respectively, to the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As of September 30, 2019 and December 31, 2018, the Company owed $222,112 and $165,862, respectively, to the former Chief Operating Officer of the Company, which is non-interest bearing, unsecured, and due on demand.

As of September 30, 2019 and December 31, 2018, the Company owed $153,000 and $0, respectively, to an entity controlled by its former Chief Executive Officer and former Chief Operating Officer, which bears interest at 5% annually, unsecured, due on July 18, 2020 and is convertible into shares of common stock at a fixed conversion price of $0.05.

During the nine months ended September 30, 2019 and 2018, the Company incurred payroll expense of $383,808 and $263,682, respectively to management and officers of the Company.

As of September 30, 2019 and December 31, 2018, the Company was owed $413 and $413, respectively, from the company owned by the mother of the former Chief Executive Officer of the Company, which is non-interest bearing, unsecured, and due on demand. The amount owing has been recorded as prepaid expense.

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

NOTE L – CAPITAL STOCK

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE L – CAPITAL STOCK (cont’d)

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

The Company is authorized to issue 500,000,000 shares of its Preferred stock, par value $0.001. At September 30, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

Common Stock

For the Nine Months Ended September 30, 2019

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

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE L – CAPITAL STOCK (cont’d)

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

On September 23, 2019, the Company issued 3,300,000 common shares for the conversion of $1,550 principal, $1,229 in interest charges and $55 in fees against a convertible note held by Crossover Capital Funding II, LLC.

On September 24, 2019, the Company issued 3,649,954 common shares for the conversion of $2,380 principal and $832 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 27, 2019, the Company issued 3,820,113 common shares for the conversion of $2,490 principal and $872 in interest charges against a convertible note held by LG Capital Funding, LLC.

On September 27, 2019, the Company issued 3,600,000 common shares for the conversion of $2,567 principal, $108 in interest charges and $205 in fees against a convertible note held by Crossover Capital Funding II, LLC.

The Company is authorized to issue 750,000,000 shares of its Common stock, par value $0.001. At September 30, 2019 and December 31, 2018, there are 83,870,272 and 10,305,014 shares issued and outstanding, respectively.

Warrants

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, December 31, 2018	-	2,400,000	2,400,000
Warrants (exercisable at $0.008 per share) issued to BHP Capital NY Inc. in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Warrants (exercisable at $0.008 per share) issued to Armada Investment Fund, LLC. in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Warrants (exercisable at $0.008 per share) issued to Fourth Man, LLC in connection with sale of $22,000 Promissory Note on June 12, 2019	-	2,750,000	2,750,000
Warrants (exercisable at $0.005 per share) issued to BHP Capital NY Inc. in connection with sale of $18,000 Promissory Note on September 16, 2019	-	3,000,000	3,000,000
Warrants (exercisable at $0.005 per share) issued to Armada Investment Fund, LLC. in connection with sale of $18,000 Promissory Note on September 16, 2019	-	3,000,000	3,000,000
Balance, September 30, 2019	-	16,650,000	16,650,000

As of September 30, 2019, the Company has six warrants issued and outstanding granting the holders the right to purchase up to a total of 16,650,000 shares of its common stock.

The following table summarizes information about warrants outstanding as of September 30, 2019:

Number Outstanding
At September 30, 2019	Exercise Price	Expiration Date

2,400,000	0.08	August 13, 2023
8,250,000	0.008	June 12, 2024
6,000,000	0.005	September 16, 2024
16,650,000

NOTE M – REVENUE CONCENTRATION

For the nine months ended September 30, 2019 and 2018, the Company had two products that accounted for 96% and 100% of gross revenue, respectively, and had one customer, a third-party logistics company, which accounted for 30% and 99% of gross revenue, respectively, and which accounted for 0% and 100% of the Company’s accounts receivable at September 30, 2019 and December 31, 2018, respectively.

STEALTH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE N – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 30, 2018, the Company entered into an employment agreement with Timothy Cabrera (“Cabrera”) to serve as Chief Operating Officer to the Company for an initial term of two years, effective February 1, 2018. Pursuant to the agreement, the Company was to pay an annual base salary of $180,000 per annum, pay accrued quarterly bonuses after nine months of employment at a rate of 4% of gross revenues received, issue 500,000 shares of Series A Preferred stock at a fair value of $0.001 upon execution of the agreement, and issue 1,061,266 common shares per fiscal quarter during the term of the agreement. On July 5, 2019, Cabrera submitted his resignation from his position as Chief Operating Officer, but remained as a member of the Board of Directors.

On February 1, 2018, the Company appointed Cabrera to the Board of Directors. As compensation for services to be rendered, the Company issued 750,000 common shares, which vest quarterly over a three-year period. During the nine months ended September 30, 2019 and 2018, $5,625 and $5,000 of expense has been recorded, respectively.

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

On September 27, 2019, the Company executed a new Board of Directors Services Agreement with Alexander Clair. Under the terms of the Agreement, commencing October 1, 2019 the Company is to compensate Mr. Clair via the issuance of Two Million (2,000,000) shares of its common stock and $10,000 for each year for which Mr. Clair serves on the Board of Directors.

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At September 30, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE O – SUBSEQUENT EVENTS

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

The Company’s only subsidiary, Stealth Technologies, Inc. was incorporated in the State of Florida on November 6, 2012 under the name of Mobile Dynamic Marketing, Inc. On May 18, 2016, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Card, Inc. On March 10, 2018, the Company filed an Amendment to the Articles of Incorporation to effectively change the name to Stealth Technologies, Inc. As of September 30, 2019, there has been minimal activity within the subsidiary.

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

Results of Operations

For the Nine Months Ended September 30, 2019 and 2018

Our results of operations for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$432,461	$2,144,820
Cost of Sales	$(79,181)	$(1,720,907)
Total operating expenses	$1,060,027	$915,767
Loss from operations	$(706,747)	$(491,854)
Net income (loss)	$(5,426,582)	$(377,292)

For the nine months ended September 30, 2019 revenues decreased by approximately $1,712,359, or 79.84%, as compared to the nine months ended September 30, 2018 due to the ongoing lawsuit with Life Alert Emergency Response, Inc. Revenue generated by the Company during the nine months ended September 30, 2019 (though July 19, 2019) was held in a legal fund at International Marketing Group for future legal and settlement payments to be made. Please see ITEM 1. LEGAL PROCEEDINGS for further information.

For the nine months ended September 30, 2019, cost of sales decreased by approximately $1,641,726 or 95.40%, as compared to the nine months ended September 30, 2018. Cost of sales decreased due to lower product shipment.

For the nine months ended September 30, 2019, gross profit amounted to $353,280 as compared to $423,913 in the nine months ended September 30, 2018, amounting to a decrease of $70,633, or 16,66%. For the nine months ended September 30, 2019 and 2018, gross profit margins were at 81.69% and 19.76%, respectively. Gross Margins were increased due to lower cost of goods sold.

For the nine months ended September 30, 2019 and 2018, we incurred operating expenses of $1,060,027 and $915,767, respectively, and a net loss of $5,426,582 and $377,292, respectively. The operating expenses are costs related to amortization, general and administrative, payroll and professional fees. Operating expenses increased by approximately $144,260 or 15.75%.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash Flows
Net cash used in operating activities	$(330,819)	$(336,666)
Net cash used in investing activities	$–	$(9,500)
Net cash provided by financing activities	$361,000	$484,000
Net change in cash	$30,181	$137,834

Operating Activities

For the Nine Months Ended September 30, 2019 and 2018

Cash provided by operating activities for the nine months ended September 30, 2019 consisted of a net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $330,819 consisted of a net loss of $(5,426,582). The net loss was offset by accretion of discount on convertible notes of $174,824, amortization of equipment of $3,180, share based compensation of $17,086 and change in fair value of derivative liabilities of $4,477,785.

Cash used in operating activities for the nine months ended September 30, 2018 consisted of a net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net income to net cash used in operating activities. Cash used in operating activities of $336,666 consisted of a net loss of $377,292. The net loss was offset by accretion of discount on convertible notes of $337,627, amortization of intangible assets of $951, change in fair value of make whole expense with related party of $(455,741), gain on settlement of liability of $(23,776), loss on change of fair value of derivative liabilities of $5,087, and share based compensation of $143,466.

Investing Activities

For the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, we used cash flow from investing activities of $- and $(9,500), respectively.

Financing Activities

For the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018 net cash provided by financing activities was $361,000 and $484,000, respectively. Most cash provided was through convertible debentures and was overset by repayments and financing fees.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Outstanding Litigation

On February 22, 2016, the Company received notice that a consultant was seeking compensation for breach of agreement. Pursuant to the agreement, the parties agreed to equally split any net profits generated from the sale of Stealth cards made by the consultant. The Company asserts that historical sales generated from the sale of the Stealth cards were not as a result of the consultant’s services, and therefore the Company should not be liable for any compensation due to the consultant. The Company has filed its Answer and Affirmative Defenses on July 18, 2016 and has asserted counterclaims against the consultant. The Company is currently awaiting the response from the consultant and is unable to estimate the likelihood of any outcome as of the date of this report. At September 30, 2019, Accounts Payable and Accrued Liabilities includes $515,813 relating to this action. Please see NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES for further information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

During the quarter ended September 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Stealth Technologies, Inc.

Date: November 27, 2019	By:	/s/ Alexander J. Clair
Alexander J. Clair
Chief Executive Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	Herewith

2.1	Exchange Agreement between Pub Crawl Holdings, Inc. and Mobile Dynamic Marketing, Inc.	8-K	01/31/13	2.1
2.2	Exchange Agreement between Pub Crawl Holdings, Inc. and Career Start, Inc.	10-Q	11/19/13	2.2
3.1	Articles of Incorporation - Pub Crawl.	S-1	10/07/10	3.1
3.2	Articles of Incorporation - Mobile Dynamic Marketing, Inc.	10-K/A	04/16/13	3.2
3.3	Articles of Incorporation – Career Start, Inc.	10-K	04/15/14	3.3
3.4	Bylaws - Pub Crawl Holdings, Inc.	S-1	10/07/10	3.2
3.5	Bylaws - Mobile Dynamic Marketing, Inc.	S-1	06/14/13	3.4
3.6	Bylaws – Career Start, Inc.	10-K	04/15/14	3.6
3.7	Amended Articles of Incorporation – March 26, 2013.	10-K	04/15/14	3.7
3.8	Amended Articles of Incorporation – October 24, 2013.	10-K	04/15/14	3.8
3.9	Amended Articles of Incorporation – May 26, 2016.	8-K	06/02/16	3.1
3.10	Correction to Amended Articles of Incorporation – June 2, 2016.	8-K	06/02/16	3.2
3.11	Designation of Series A Preferred Stock	10-K	08/30/2019	3.11
3.12	Amended Articles of Incorporation- March 10, 2018	10-K	08/30/2019	3.12
10.1	Stock Repurchase, Termination, and Release Agreement dated April 9, 2018	8-K	04/12/2018	10.1
10.2	Agreement with Crossover Capital Fund II, LLC	8-K	05/31/2017	10.1
10.3	8% Convertible Redeemable Note Due May 23, 2018	8-K	05/31/2017	10.2
10.4	8% Convertible Redeemable Note Due May 23, 2018 – Back End	8-K	05/31/2017	10.3
10.5	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated February 8, 2019	10-K	08/30/2019	10.5
10.6	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 8, 2019	10-K	08/30/2019	10.6
10.7	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.7
10.8	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated February 8, 2019	10-K	08/30/2019	10.8
10.9	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.1
10.10	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.2
10.11	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.3
10.12	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC. dated June 12, 2019	8-K	06/21/2019	10.4
10.13	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated June 12, 2019	8-K	06/21/2019	10.5
10.14	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated June 12, 2019	8-K	06/21/2019	10.6
10.15	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated June 12, 2019	8-K	06/21/2019	10.7

10.16	Settlement Agreement dated July 17, 2019, by and between the Company, Life Alert Emergency Response, Inc., HSNi, LLC, HSN, Inc. and International Marketing Group, Inc.	8-K	07/30/2019	10.1
10.17	Reconciliation and Settlement Agreement dated July 19, 2019, by and between the Company, International Marketing Group, Inc., Atlas Direct, LLC and Stealth Technologies Inc.	8-K	07/30/2019	10.2
10.18	Convertible Promissory Note dated July 18, 2019	8-K	07/30/2019	10.3
10.19	Employment Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated January 30, 2018	10-K	08/30/2019	10.19
10.20	Board of Director Services Agreement between Stealth Technologies, Inc. and Timothy Cabrera dated August 1, 2019	10-K	08/30/2019	10.20
10.21	Board of Director Services Agreement between Stealth Technologies, Inc. and Brian McFadden dated August 1, 2019	10-K	08/30/2019	10.21
10.22	Securities Purchase Agreement between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.22
10.23	Convertible Promissory Note between Stealth Technologies, Inc. and Fourth Man, LLC dated February 13, 2019	10-K	08/30/2019	10.23
10.24	Consulting Agreement between Stealth Technologies, Inc. And Jimmy Wayne Anderson dated May 15, 2019	10-K	08/30/2019	10.24
10.25	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated January 26, 2018	10-K	08/30/2019	10.25
10.26	Securities Purchase Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc dated August 13, 2018	10-K	08/30/2019	10.26
10.27	Amended and Restated Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated August 13, 2018	10-K	08/30/2019	10.27
10.28	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated February 2, 2019	10-K	08/30/2019	10.28
10.29	Loan Extension Agreement between Stealth Technologies, Inc. and Crossover Capital II Fund, LLC dated March 11, 2019	10-K	08/30/2019	10.29
10.30	Forbearance Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated October 28, 2018	10-K	08/30/2019	10.30
10.31	Loan Extension Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated November 8, 2018	10-K	08/30/2019	10.31
10.32	Securities Purchase Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.1
10.33	Convertible Promissory Note between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.2
10.34	Convertible Promissory Note between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.3
10.35	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and Armada Investment Fund, LLC dated September 16, 2019	8-K	09/20/2019	10.4
10.36	Common Stock Purchase Warrant Agreement between Stealth Technologies, Inc. and BHP Capital NY Inc. dated September 16, 2019	8-K	09/20/2019	10.5
14.1	Code of Ethics.	S-1	10/07/10	14.1
21.1	List of Subsidiaries.	10-K	04/15/14	21.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
Graphic	Corporate logo-Stealth Technologies, Inc.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X